Form 10-Q
period 2021-06-30
Haymaker Acquisition Corp. III
filed 2021-08-17
CIK 1819253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
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
As of August 13, 2021, there were
 31,750,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 7,937,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

HAYMAKER ACQUISITION CORP. III

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HAYMAKER ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$484,090	$1,594
Prepaid expenses	275,000	—

Total current assets	759,090	1,594
Prepaid insurance - non-current	184,589	—
Deferred offering costs	—	145,906
Investments held in Trust Account	317,505,781	—

Total Assets	$318,449,460	$147,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	49,315	—
Sponsor note	—	122,500

Total current liabilities	49,315	122,500
Warrant liabilities	14,235,041	—
Deferred underwriting fee payable	11,112,500	—

Total Liabilities	25,396,856	122,500

Commitments (see Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 28,805,260 and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	288,052,600	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,944,740 and 0 shares issued and outstanding (excluding 28,805,260 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	294	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,937,500 (1) and 8,625,000 (2) shares issued and outstanding at June 30, 2021 and December 31, 2020	794	750
Additional paid-in capital	—	24,250
Retained earnings	4,998,916	—

Total Stockholders’ Equity	5,000,004	25,000

Total Liabilities and Stockholders’ Equity	$318,449,460	$147,500

(1)	Excludes 687,500 shares of Class B common stock that were forfeited on March 5, 2021 as a result of the exercise of the underwriter’s over-allotment option (see Note 4).
(2)	Includes an aggregate of 1,125,000 shares held by the sponsor that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full.
The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating and formation costs	$459,768	$518,328
Transaction costs allocated to warrant liabilities	4,199	966,646
Franchise tax expense	39,126	88,441

Loss from operations	(503,093)	(1,573,415)
Unrealized gain on investments held in Trust Account	(8,624)	5,781
Excess of private placement warrants fair value over purchase price	—	(3,507,000)
Change in fair value of warrant liabilities	13,750,541	14,370,084

Net income	$13,238,824	$9,295,450

Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	28,805,260	28,805,260

Basic and diluted net loss per share, Redeemable Class A Common Stock	$(0.00)	$0.00

Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,882,240	10,882,240

Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$1.22	$0.85

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	—	$—	8,625,000	$863	$24,137	$—	$25,000

Sale of 31,750,000 units in the Initial Public Offering, net of offering costs of $17,938,020	31,750,000	3,175	—	—	283,773,127	—	283,776,302
Forfeiture of Class B common stock	—	—	(687,500)	(69)	69	—	—
Class A common stock subject to possible redemption	(27,485,793)	(2,749)	—	—	(274,855,177)	—	(274,857,926)
Net loss	—	—	—	—	—	(3,943,374)	(3,943,374)

Balances, March 31, 2021	4,264,207	426	7,937,500	794	8,942,156	(3,943,374)	5,000,002
Class A common stock subject to possible redemption	(1,319,467)	(132)	—	—	(8,898,009)	(4,296,534)	(13,194,675)
Transaction costs allocated to warrant liabilities related to Initial Public Offering	—	—	—	—	(44,147)	—	(44,147)
Net income	—	—	—	—	—	13,238,824	13,238,824

Balances, June 30, 2021	2,944,740	$294	7,937,500	$794	$—	$4,998,916	$5,000,004

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$9,295,450
Adjustments to reconcile net income to net cash used in operations:
Transaction costs allocated to warrant liabilities	966,646
Unrealized gain on investments held in Trust Account	(5,781)
Excess of private placement warrants fair value over purchase price	3,507,000
Change in fair value of warrant liabilities	(14,370,084)
Changes in operating assets and liabilities:
Prepaid expenses	(459,589)
Franchise tax payable	49,315

Net cash used in operating activities	(1,017,043)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(317,500,000)

Net cash used in investing activities	(317,500,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	311,150,000
Proceeds from Sponsor note	41,500
Repayment of Sponsor note	(164,000)
Proceeds from sale of private placement warrants	8,350,000
Payment of offering costs	(377,961)

Net cash provided by financing activities	318,999,539

Increase in cash	482,496
Cash at beginning of period	1,594

Cash at June 30, 2021	$484,090

Supplemental disclosure of noncash investing and financing activities:

Deferred underwriting fee payable	$11,112,500

Initial classification of warrant liabilities	$28,605,125

Class A common stock subject to possible redemption	$288,052,600

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$145,906

The accompanying notes are an integral part of these financial statements.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the six months ended June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,350,000 (which amount includes $10,500,000 of the deferred underwriting commissions, and $350,000 of proceeds from the sale of Private Placement Warrants in conjunction with the partial exercise of the underwriters’ over-allotment option, which is payable to them upon the closing of the over-allotment option) and the sale of the Private Placement Warrants, was placed in a trust account (the “Trust Account”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Haymaker Sponsor III, LLC (the “Sponsor”) generating gross proceeds of $8,000,000, which is described in Note 4.
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
Following the closing of the Initial Public Offering and partial exercise of the over-allotment, an amount of $317,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants (as defined in Note 4) was placed in the Trust Account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
Transaction costs related to the issuances described above amounted to $17,986,366, consisting of $6,350,000 of cash underwriting fees, $11,112,500 of deferred underwriting fees and $523,866 of other offering costs. In addition, at June 30, 2021, $484,090 of cash was held outside of the Trust Account and is available for working capital purposes.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Initial Business Combination and the Company does not conduct redemptions in connection with the Initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares or more of the Public Shares, without the prior consent of the Company..
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outst
a
nding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 -
Distinguishing Liabilities from Equity
.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obl
i
gation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
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
Going Concern Consideration
As of June 30, 2021, the Company had $484,090 in cash held outside of the Trust Account and working capital of $709,775. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)
Risks and Uncertainties
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is conti
n
uing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease
(COVID-19)
a “Public Health Emergency of International Conc
e
rn.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to
COVID-19,
and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The
COVID-19
outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) that could adversely affect, the economies and financial markets worldwide, and the business of any Business Combination candidate with which we seek to consummate, or consummate, a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to
COVID-19
continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.
Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 28,805,260 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A -
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $17,986,366 as a result of the Initial Public Offering (consisting of $6,350,000 of cash underwriting discounts, $11,112,500 in deferred underwriting fees and $523,866 of other offering costs). As such, the Company recorded $17,019,720 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company expensed $966,646 of offering costs in connection with the Public Warrants included in the Units that were classified as liabilities.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 9).
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740 -
Income Taxes
, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Earnings (Loss) Per Share of Common Stock
Net income per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period.
The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption and applies the two-class
method in calculating income per share. Net earnings per common

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable unrealized gain on investments held in the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, adjusted for earnings attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(Unaudited)	(Unaudited)
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Unrealized (loss) gain on investments held in Trust Account	$(7,824)	$5,245
Franchise tax expense	—	(5,245)

Net (loss) earnings	$(7,824)	$—

Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	28,805,260	28,805,260

Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income minus net earnings
Net income	$13,238,824	$9,295,450
Net earnings	7,824	—

Non-redeemable net income	$13,246,648	$9,295,450

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,882,240	10,882,240

Basic and diluted net income per share, Non-Redeemable Class A and Class B Common Stock	$1.22	$0.85

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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows
.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fourth
of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”) ($8,000,000 in the aggregate. On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option in part, resulting in the Sponsor paying an aggregate of $350,000 in exchange for an additional 233,333 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Placement Warrants until 30 days after the completion of the Initial Business Combination.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In July 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of the Initial Business Combination on a one-for-one
basis, subject to adjustments as described in Note 6. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.
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
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on March 4, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. The total amounts of administrative service fees expensed for the three months and six months ended June 30, 2021 were $60,000 and $78,000, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Promissory Note - Related Party
On July 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, the outstanding balances under the Promissory Note were $0 and $122,500.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Business Combination, without interest, or, at the holder’s discretion, up to
 $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant that would be identical to Placement Warrants, including as to exercise price, exercisability and e
x
ercise period.
NOTE 6. COMMITMENTS
Registration Rights
The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans may not sell these securities until the termination of the applicable lock-up
period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering and over-allotment of $317,500,000, or $6,350,000. In addition, the underwriters have earned an additional three and one half percent (3.50%) on $317,500,000 of the gross proceeds of the Initial Public Offering and over-allotment, or $11,112,500 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $11,112,500 has been recorded as deferred underwriting fee payable on the balance sheet as of June 30, 2021. The underwriting agreement provides that the Deferred underwriting fee will be waived by the underwriter if the Company does not complete its Initial Business Combination.
NOTE 7. WARRANTS
Redeemable Warrants
Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

(representing 233,333
warrants). Each whole Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at a price of

$11.50
per share. A portion of the proceeds of the sale of Private Placement Warrants was added to the proceeds from the Initial Public Offering and held in the Trust Account, such at the time of the Company’s Initial Public Offering, $
317,500,000
was deposited into the Trust Account (including $
17,500,000
from the exercise of the underwriter’s over-allotment option). If the Initial Business Combination is not completed within
 24
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
The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will n
o
t be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.
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
The Company’s Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (including the Class A common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Initial Business Combination.
At June 30, 2021, there were 7,937,500 Public Warrants and 5,566,666
Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants (together, the “Warrants”) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
The accounting treatment of derivative financial instruments required that the Company record the Warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The Company recognized gains in connection with changes in the fair value of warrant liabilities of
$13,750,541 within change in fair value of warrant liabilities in the Statements of Operations for the three months ended June 30, 2021, and $14,370,084 for the six months ended June 30, 2021.
The warrant liabilities are subject to
re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

Statement of Operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,944,740 and no shares of Class A common stock issued or outstanding, excluding 28,805,260 and no shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,937,500 and 8,625,000 shares of Class B common stock issued and outstanding, respectively.
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
one-for-one
basis.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets

Investments held in Trust Account:
Money Market investments	$317,505,781	$317,505,781	$—	$—
Liabilities

Warrant liability – Public Warrants	$8,334,375	$8,334,375	$—	$—
Warrant liability – Private Placement Warrants	$5,900,666	$—	$—	$5,900,666

December 31, 2020
Assets
Investments held in Trust Account:
Money Market investments	$—	$—	$—	$—
Liabilities
Warrant liability – Public Warrants	$—	$—	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$—	$—
The Company utilized a Monte Carlo simulation model to value the Public Warrants at issuance, and recognizes in the statement of operations changes in fair value in each subsequent reporting period based on trading price. The Company utilizes a Modified Black Scholes model to value the Private Placement warrants at issuance, and each subsequent reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liabilities that are not based on trading price are determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero
.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of each reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 after the Public Warrants were separately listed and traded.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

As of March 4 , 2021
Stock Price on Valuation Date	$10.00
Strike price (Exercise Price Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.6
Volatility	4% pre-merger / 34% post-merger
Risk-free rate	1.12%
Fair value of warrants	$2.11
The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 4 , 2021	As of June 30, 2021
Stock price	$10.00	$9.68
Strike price	$11.50	$11.50
Probability of completing a Business Combination	85.0%	100.0%
Dividend yield	—%	—%
Term (in years)	6.6	6.3
Volatility	27.4%	15.2%
Risk-free rate	1.10%	1.10%
Fair value of warrants	$2.13	$1.06
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement as of March 4, 2021	11,360,000	15,825,000	27,185,000
Additional warrants issued in over-allotment	497,000	923,125	1,420,125
Change in valuation inputs or other assumptions	(5,956,334)	(8,413,750)	(14,370,084)

Fair value as of June 30, 2021	$5,900,666	$8,334,375	$14,235,041

NOTE 10. SUBSEQUENT EVENTS
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
Overview
We are a blank check company incorporated on July 6, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “Business Combination”. We intend to effectuate our Business Combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations
We have neither engaged in any operations nor generated any operational revenues to date. Our only activities for the three months ended June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a Business Combination candidate. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net income of $13,238,824, which resulted from warrant issuance costs of $4,199 associated with the Initial Public Offering, operating and formation costs of $459,768, and franchise tax expense of $39,126, which was partially offset by the change in fair value of warrant liabilities of $13,750,541, and an unrealized loss on marketable securities held in Trust Account in the amount of $8,624.
For the six months ended June 30, 2021, we had net income of $9,295,450, which resulted from warrant issuance costs of $966,646 associated with the Initial Public Offering, operating and formation costs of $518,328, and franchise tax expense of $88,441, which was partially offset by the change in fair value of warrant liabilities of $14,370,084, an excess of Private Placement Warrants fair value over purchase price of $3,507,000 and an unrealized gain on marketable securities held in Trust Account in the amount of $5,781.
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, the Company had $484,090 and $1,594 in cash held outside of the Trust Account, respectively, and a working capital balance of $709,775 and $(120,906), respectively.
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
In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
For the six months ended June 30, 2021, net cash used in operating activities was $1,017,043, which was due to the change in fair value of warrants of $14,370,084, changes in operating assets and liabilities of $410,274, and unrealized gain on investments in the Trust Account of $5,781, partially offset by our net income of $9,295,450, excess of private placement warrants fair value over purchase price in the amount of $3,507,000 and expensed offering costs of $966,646.
For the six months ended June 30, 2021, net cash used in investing activities was $317,500,000, which was due to the amount of net proceeds from the initial public offering being deposited to the Trust Account.
For the six months ended June 30, 2021, net cash provided by financing activities was $318,999,539, which was comprised of $311,150,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $8,350,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and proceeds from issuance of Sponsor Note of $41,500, offset in part by payment of $377,961 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $164,000.
We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021 or December 31, 2020.

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
The underwriters will be entitled to an additional fee of $550,000 upon closing of the underwriters’ over-allotment option and $962,500 in deferred underwriting commissions if the remaining portion of the over-allotment option is exercised in full.
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
Common stock subject to possible redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. As of June 30, 2021 and December 31, 2020, 28,805,260 and no shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

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
Liabilities from Equity (“ASC 480”) and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the initial and subsequent fair value of the Private Warrants was estimated using a Modified Black-Scholes model. The subsequent measurement of the fair value of the Public Warrants was measured using quoted market prices.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)
(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form
10-Q
as filed with the SEC on May 20, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 4, 2021, the Company consummated the Initial Public Offering of 30,000,000 units, at $10.00 per Unit, generating gross proceeds of $300,350,000.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haymaker Acquisition Corp. III

Date: August 17, 2021	By:	/s/ Steven J. Heyer
Name: Steven J. Heyer
Title: Chief Executive Officer