Form 10-Q
period 2021-09-30
Haymaker Acquisition Corp. III
filed 2021-11-24
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 24, 2021, there were 31,750,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 7,937,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

HAYMAKER ACQUISITION CORP. III

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$294,918	$1,594
Prepaid expenses	390,274	—

Total current assets	685,192	1,594
Deferred offering costs	—	145,906
Investments held in Trust Account	317,548,981	—

Total Assets	$318,234,173	$147,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$4,000	$—
Franchise tax payable	75,943	—
Sponsor note	—	122,500

Total current liabilities	79,943	122,500
Warrant liabilities	10,994,041	—
Deferred underwriting fee payable	11,112,500	—

Total Liabilities	22,186,484	122,500

Commitments (see Note 7)
Class A common stock, subject to possible redemption; 31,750,000 and 0 shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	317,500,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 31,750,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,937,500(1) and 8,625,000(2) shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	794	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,453,105)	—

Total Stockholders’ (Deficit) Equity	(21,452,311)	25,000

Total Liabilities and Stockholders’ (Deficit) Equity	$318,234,173	$147,500

(1)	Excludes 687,500 shares of Class B common stock that were forfeited on March 5, 2021 as a result of the exercise of the underwriter’s over-allotment option (see Note 4).
(2)	Includes an aggregate of up to 1,125,000 shares held by the sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full.

The accompanying notes are an integral part of these unaudited financial statements.

HAYMAKER ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 6, 2020 (inception) Through September 30, 2020
Operating and formation costs	$262,487	$780,815	$—
Franchise tax expense	26,628	115,069	—

Loss from operations	(289,115)	(895,884)	—
Transaction costs allocated to warrant liabilities	—	(966,646)	—
Net gain on investments held in Trust Account	43,200	48,981	—
Excess of private placement warrant fair value over purchase price	—	(3,507,000)	—
Change in fair value of warrant liabilities	3,241,000	17,611,084	—

Net income	$2,995,085	$12,290,535	$—

Basic and diluted weighted average shares outstanding, Class A common stock	31,750,000	24,416,667	—

Basic and diluted net income per share, Class A common stock	$0.08	$0.38	$0.00

Basic and diluted weighted average shares outstanding Class B common stock	7,937,500	7,834,936	7,500,000

Basic and diluted net income per share, Class B common stock	$0.08	$0.38	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

HAYMAKER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2020(1)	—	$—	8,625,000	$863	$24,137	$—	$25,000
Forfeiture of Class B common stock	—	—	(687,500)	(69)	69	—	—
Accretion of Class A common stock to redemption amount (Restated - see Note 2)	—	—	—	—	(24,206)	(33,743,640)	(33,767,846)
Net loss	—	—	—	—	—	(3,943,374)	(3,943,374)

Balance, March 31, 2021 (Restated - see Note 2)	—	—	7,937,500	794	—	(37,687,014)	(37,686,220)
Net income	—	—	—	—	—	13,238,824	13,238,824

Balance, June 30, 2021 (Restated - see Note 2)	—	—	7,937,500	794	—	(24,448,190)	(24,447,396)
Net income	—	—	—	—	—	2,995,085	2,995,085

Balance, September 30, 2021	—	$—	7,937,500	$794	$—	$(21,453,105)	$(21,452,311)

(1)

Includes an aggregate of up to 1,125,000 shares held by the sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, 687,500 of which were forfeited in March 2021.

FOR THE PERIOD FROM JULY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

	Common Stock
	Class A		Class B(1)		Additional Paid-in Capital	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, July 6, 2020 (inception)	—	$—	—	—	—	—	—
Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net income	—	—	—	—	—	—	—

Balance, September 30, 2020	—	$—	8,625,000	$863	$24,137	$—	$25,000

(1)

Includes an aggregate of up to 1,125,000 shares held by the sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, 687,500 of which were forfeited in March 2021.

The accompanying notes are an integral part of these unaudited financial statements.

HAYMAKER ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	For the Period from July 6, 2020 (inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income	$12,290,535	$—
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	966,646	—
Net gain on investments held in Trust Account	(48,981)	—
Excess of private placement warrant fair value over purchase price	3,507,000	—
Change in fair value of warrant liabilities	(17,611,084)	—
Changes in operating assets and liabilities:
Prepaid expenses	(390,274)	—
Accrued Expenses	4,000	—
Franchise tax payable	75,943	—

Net cash used in operating activities	(1,206,215)	0

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(317,500,000)	—

Net cash used in investing activities	(317,500,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	311,150,000	0
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note	41,500	117,500
Repayment of Sponsor note	(164,000)	—
Proceeds from sale of private placement warrants	8,350,000	—
Payment of offering costs	(377,961)	(142,250)

Net cash provided by financing activities	318,999,539	250

Increase in cash	293,324	250
Cash at beginning of period	1,594	—

Cash at end of period	$294,918	$250

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$11,112,500	$—

Initial classification of warrant liabilities	$28,605,125	$—

Accretion of Class A common stock subject to redemption to redemption value	$33,723,698	$—

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$130,355	$—

The accompanying notes are an integral part of these unaudited financial statements.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the nine months ended September 30, 2021 and for the period from July 6, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of warrant liabilities.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,350,000 (which amount includes $10,500,000 of the deferred underwriting commissions, and $350,000 of proceeds from the sale of Private Placement Warrants in conjunction with the partial exercise of the underwriters’ over-allotment option, which was paid to them upon the closing of the over-allotment option) and the sale of the Private Placement Warrants, was placed in a trust account (the “Trust Account”).

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

Following the closing of the Initial Public Offering and partial exercise of the over-allotment, an amount of $317,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the Trust Account and is being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $17,986,366, consisting of $6,350,000 of cash underwriting fees, $11,112,500 of deferred underwriting fees and $523,866 of other offering costs. In addition, at September 30, 2021, $294,918 of cash was held outside of the Trust Account and is available for working capital purposes.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Initial Business Combination and the Company does not conduct redemptions in connection with the Initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

SEPTEMBER 30, 2021

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity since the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 - Distinguishing Liabilities from Equity.

The Trust Account

The proceeds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Indemnity

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business (except for the Company independent registered public accountant), execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2021, the Company had $294,918 in cash held outside of the Trust Account and working capital surplus of $605,249. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s business objectives and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The reclassification of amounts from permanent equity to temporary equity result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B common stock share pro rata in the income and losses of the Company.

The following tables summarize the effect of the revision on each financial statement line item as of the dates, and for the periods, indicated:

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Class A common stock subject to possible redemption; 31,750,000 shares at redemption value at June 30, 2021	$288,052,600	$29,447,401	$317,500,001

Class A common stock; 0 shares issued and outstanding (excluding 31,750,000 shares subject to possible redemption) at June 30, 2021	$294	$(294)	$—
Retained earnings (accumulated deficit)	$4,998,916	$(29,447,107)	$(24,448,191)
Total stockholders’ equity (deficit)	$5,000,004	$(29,447,401)	$(24,447,397)
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,805,260	2,944,740	31,750,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.33	$0.33
Basic and diluted weighted average shares outstanding, Class B common stock (1)	10,882,240	(2,944,740)	7,937,500
Basic and diluted net income per share, Class B common stock	$1.22	$(0.89)	$0.33
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	28,805,260	(8,116,033)	20,689,227
Basic and diluted net income per share, Class A common stock	$0.00	$0.33	$0.33
Basic and diluted weighted average shares outstanding, Class B common stock (1)	10,882,240	(3,099,436)	7,782,804
Basic and diluted net income per share, Class B common stock	$0.85	$(0.52)	$0.33
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$(13,194,675)	$13,194,675	$—
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) - Supplemental disclosure of non-cash investing and financing activities
Class A common stock subject to possible redemption	$288,052,600	$(288,052,600)	$—
Accretion of Class A common stock to redemption amount	—	33,767,846	33,767,846

(1)

Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Accrued expenses	8,657	44,148	52,805
Class A common stock subject to possible redemption; 31,750,000 shares at redemption value at March 31, 2021	$274,857,926	$42,642,074	$317,500,000

Class A common stock; 0 shares issued and outstanding (excluding 31,750,000 shares subject to possible redemption) at March 31, 2021	$426	$(426)	$—
Additional paid-in capital	$8,942,156	$(8,942,156)	$—
Accumulated deficit	$(3,943,374)	$(33,743,640)	$(37,687,014)
Total stockholders’ equity (deficit)	$5,000,002	$(42,686,222)	$(37,686,220)
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	27,485,793	(17,980,237)	9,505,556
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.23)	$(0.23)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	12,201,707	(4,575,318)	7,626,389
Basic and diluted net loss per share, Class B common stock	$(0.32)	$0.09	$(0.23)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Sale of 31,750,000 units in the Initial Public Offering, net of offering costs of $17,938,020	283,776,302	(283,776,302)	—
Class A common stock subject to possible redemption	(274,857,926)	274,857,926	—
Accretion of Class A common stock to redemption amount	—	(33,767,846)	(33,767,846)
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited) - Supplemental disclosure of non-cash investing and financing activities
Class A common stock subject to possible redemption	274,857,926	(274,857,926)	—
Accretion of Class A common stock to redemption amount	—	33,767,846	33,767,846

(1)

Prior to the change in presentation for the Class A common stock subject to possible redemption, the Company applied to two class method of earnings per share, allocating net income between redeemable Class A common stock and non-redeemable Class A and Class B common stock. As such, a portion of the Class A common stock was included in the weighted average shares outstanding of Class B common stock in the As Previously Reported balances.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	March 4, 2021
	As Previously Reported	Adjustments	As Restated
Balance Sheet (audited)
Class A common stock subject to possible redemption; 30,000,000 shares at redemption value at March 4, 2021	$258,866,039	$41,133,961	$300,000,000

Class A common stock; 0 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at March 4, 2021	$411	$(411)	$—
Additional paid-in capital	$9,468,428	$(9,468,428)	$—
Accumulated deficit	$(4,469,665)	$(31,665,122)	$(36,134,787)
Total stockholders’ equity (deficit)	$5,000,001	$(41,133,961)	$(36,133,960)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021 as well as the Company’s Current Reports on Form 8-K (as restated - See Note 2), as filed with the SEC on March 5, 2021 and March 11 2021. The accompanying condensed balance as of December 30, 2020 has been derived from the audited financial statements included in the Company’s final prospectus described above. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets, liabilities, and expenses at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021, December 31, 2020 or September 30, 2020.

Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

All of the 31,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

As of September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$317,500,000
Less:
Proceeds allocated to Public Warrants	(16,748,125)
Issuance costs allocated to Class A common stock	(17,019,720)
Plus:
Accretion of carrying value to redemption value	33,767,845

Class A common stock subject to possible redemption	$317,500,000

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $17,986,366 as a result of the Initial Public Offering (consisting of $6,350,000 of cash underwriting discounts, $11,112,500 in deferred underwriting fees and $523,866 of other offering costs). As such, the Company recorded $17,019,720 of offering costs as a reduction of equity in connection with the shares of Class A common stock included in the Units. The Company expensed $966,646 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 10). The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker HYAC was used.

.Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 - Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021, December 31, 2020 and September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate is less than the U.S. statutory corporate tax rate of 21% because of the unrealized change in fair value of warrant liabilities, which was the biggest factor in net income and is not taxable. The Company had a loss from operations during the nine months ended September 30, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 1,125,000 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,504,166 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The calculation does not include the accretion of Class A common stock to possible redemption amount because redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 6, 2020 (inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,396,068	$599,017	$9,304,775	$2,985,760	$—	$—

Denominator:
Basic and diluted weighted average shares outstanding	31,750,000	7,937,500	24,416,667	7,834,936	—	7,500,000
Basic and diluted net income per share	$0.08	$0.08	$0.38	$0.38	$0.00	$0.00

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

SEPTEMBER 30, 2021

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

The carrying amounts reflected in the condensed balance sheet for cash, prepaid expenses, accrued expense, and franchise tax payable approximate fair value due to their short-term nature.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,333,333 warrants at a price of $1.50 per warrant in a private placement (the “Private Placement Warrants”), generating proceeds of $8,000,000 in the aggregate. On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option in part, resulting in the Sponsor paying an aggregate of $350,000 in exchange for an additional 233,333 Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The excess of fair value of the Private Placement Warrants over the cash received for such warrants totaled $3,507,000, which was expensed at the date of the Initial Public Offering. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Placement Warrants until 30 days after the completion of the Initial Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Company issued an aggregate of 8,625,000 shares of Class B common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B convertible common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on March 4, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. The total amounts of administrative service fees expensed for the three months and nine months ended September 30, 2021 were $60,000 and $138,000, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering and over-allotment of $317,500,000, or $6,350,000. In addition, the underwriters have earned an additional three and one half percent (3.50%) on $317,500,000 of the gross proceeds of the Initial Public Offering and over-allotment, or $11,112,500 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $11,112,500 has been recorded as deferred underwriting fee payable on the balance sheet as of September 30, 2021. The underwriting agreement provides that the Deferred Underwriting Commission will be waived by the underwriter if the Company does not complete its Initial Business Combination.

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

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

At September 30, 2021, there were 7,937,500 Public Warrants and 5,566,666 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value.

The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, December 31, 2020, and September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At September 30, 2021, December 31, 2020, and September 30, 2020, there were 31,750,000, 0 and 0 shares of Class A common stock issued or outstanding, including 31,750,000, 0 and 0 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, December 31, 2020, and September 30, 2020 there were 7,937,500, 8,625,000, and 8,625,000 shares of Class B common stock issued and outstanding, respectively.

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

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Investments held in Trust Account:
Money Market investments	$317,548,981	$317,548,981	$—	$—
Liabilities
Warrant liability – Public Warrants	$6,429,375	$6,429,375	$—	$—
Warrant liability – Private Placement Warrants	$4,564,666	$—	$—	$4,564,666
December 31, 2020
Assets
Investments held in Trust Account:
Money Market investments	$—	$—	$—	$—
Liabilities
Warrant liability – Public Warrants	$—	$—	$—	$—
Warrant liability – Private Placement Warrants	$—	$—	$—	$—

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HYAC. The quoted price of the Public Warrants was $0.81 per warrant as of September 30, 2021.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 after the Public Warrants were separately listed and traded.

HAYMAKER ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

As of March 4, 2021
Stock Price on Valuation Date	$10.00
Strike price (Exercise Price Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.6
Volatility	4% pre-merger / 34% post-merger
Risk-free rate	1.12%
Fair value of warrants	$2.11

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 4, 2021	As of September 30, 2021
Stock price	$10.00	$9.74
Strike price	$11.50	$11.50
Probability of completing a Business Combination	85.0%	*
Dividend yield	—%	—%
Term (in years)	6.6	6.0
Volatility	27.4%	12.6%
Risk-free rate	1.10%	1.20%
Fair value of warrants	$2.13	$0.82

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2020	$—	$—	$—
Initial measurement as of March 4, 2021	11,360,000	15,825,000	27,185,000
Additional warrants issued in over-allotment	497,000	923,125	1,420,125
Change in valuation inputs or other assumptions	(7,292,334)	(10,318,750)	(17,611,084)

Fair value as of September 30, 2021	$4,564,666	$6,429,375	$10,994,041

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $3,241,000 within change in fair value of warrant liabilities in the Condensed Statements of Operations for the three months ended September 30, 2021, $17,611,084 for the nine months ended September 30, 2021, and $0 for the period from July 6, 2020 (inception) through September 30, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operational revenues to date. Our only activities for the nine months ended September 30, 2021 and for the period from July 6, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the initial public offering. In addition, the Company will recognize non-operating income or loss on the change in fair of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $2,995,085, which resulted from by the change in fair value of warrant liabilities of $3,241,000 and an unrealized gain on marketable securities held in Trust Account in the amount of $43,200, which was partially offset by operating and formation costs of $262,487, and franchise tax expense of $26,628.

For the nine months ended September 30, 2021, we had net income of $12,290,535, which resulted from the change in fair value of warrant liabilities of $17,611,084, and an unrealized gain on marketable securities held in Trust Account in the amount of $48,981, which was partially offset by an excess of private placement warrant fair value over purchase price of $3,507,000, warrant issuance costs of $966,646 associated with the Initial Public Offering, operating and formation costs of $780,815, and franchise tax expense of $115,069.

For the period from July 6, 2020 (inception) through September 30, 2020, we had net income of $0.

Liquidity and Capital Resources

As of September 30, 2021, December 31, 2020, and September 30, 2020, the Company had $294,918, $1,594, and $250 in cash held outside of the Trust Account, respectively, and a working capital balance of $605,249, and working capital deficits of $120,906, and $117,250 respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,206,215, which was due to the change in fair value of warrants of $17,611,084, changes in operating assets and liabilities of $310,331, and net gain on investments in the Trust Account of $48,981, partially offset by our net income of $12,290,535, excess of private placement warrants fair value over purchase price in the amount of $3,507,000 and expensed offering costs of $966,646.

For the nine months ended September 30, 2021, net cash used in investing activities was $317,500,000, which was due to the amount of net proceeds from the initial public offering being deposited to the Trust Account.

For the nine months ended September 30, 2021, net cash provided by financing activities was $318,999,539, which was comprised of $311,150,000 in proceeds from the issuance of units in the initial public offering net of underwriter’s discount paid, $8,350,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and proceeds from issuance of Sponsor Note of $41,500, offset in part by payment of $377,961 for offering costs associated with the initial public offering and repayment of the outstanding balance on the promissory note to our Sponsor of $164,000.

For the period from July 6, 2020 (inception) through September 30, 2020, net cash provided by financing activities was $250, which was comprised of $117,500 in proceeds from issuance of Sponsor Note, and $25,000 in proceeds from sale of Class B common stock to Sponsor, which was offset by payment of offering costs in the amount of $142,250.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021, December 31, 2020, or September 30, 2020.

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

Warrant Liabilities

We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Common stock subject to possible redemption

All of the 31,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares of Class A common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with our business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 1,125,000 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,504,166 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The calculation does not include the accretion of Class A common stock to possible redemption amount because redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable ordinary shares. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 4, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Management concluded that a material weakness in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s financial statement as of March 4, 2021, as previously restated and included in the Notes to Condensed Financial Statements in our Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 20, 2021, and unaudited financial statements as of and for the quarterly periods ended March 31, 2021 and June 30, 2021, included in Form 10-Q for those quarterly periods, filed with the SEC on May 20, 2021 and August 17, 2021, respectively (collectively, the “Prior Reports”).

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable common stock and restated our audited financial statement as of March 4, 2021 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock as temporary equity as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

On March 5, 2021 the underwriter’s over-allotment was partially exercised and 1,750,000 additional Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $17,500,000. In connection with the exercise of the over-allotment option, the Company sold 233,333 Private Placement Warrants to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $350,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haymaker Acquisition Corp. III

Date: November 24, 2021	By:	/s/ Steven J. Heyer
Name: Steven J. Heyer
Title: Chief Executive Officer