Form 10-Q/A
period 2021-09-30
Haymaker Acquisition Corp. III
filed 2021-11-29
CIK 1819253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

12b-2

of the Exchange Act).    Yes  ☒    No  ☐
As of November 2
4
, 2021, there were 31,750,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 7,937,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE
Haymaker Acquisition Corp. III is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission on November 24, 2021, for the sole purpose of filing the required XBRL files
.

HAYMAKER ACQUISITION CORP. III

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HAYMAKER ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$294,918	$1,594
Prepaid expenses	390,274	—

Total current assets	685,192	1,594
Deferred offering costs	—	145,906
Investments held in Trust Account	317,548,981	—

Total Assets	$318,234,173	$147,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$4,000	$—
Franchise tax payable	75,943	—
Sponsor note	—	122,500

Total current liabilities	79,943	122,500
Warrant liabilities	10,994,041	—
Deferred underwriting fee payable	11,112,500	—

Total Liabilities	22,186,484	122,500

Commitments (see Note 7)
Class A common stock, subject to possible redemption; 31,750,000 and 0 shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	317,500,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 31,750,000 and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,937,500 (1) and 8,625,000 (2) shares issued and outstanding at September 30, 2021 and December 31, 2020 , respectively	794	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,453,105)	—

Total Stockholders’ (Deficit) Equity	(21,452,311)	25,000

Total Liabilities and Stockholders’ (Deficit) Equity	$318,234,173	$147,500

(1)	Excludes 687,500 shares of Class B common stock that were forfeited on March 5, 2021 as a result of the exercise of the underwriter’s over-allotment option (see Note 4 ).
(2)	Includes an aggregate of up to 1,125,000 shares held by the sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full.
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

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED
)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2020 (1)	—	$—	8,625,000	$863	$24,137	$—	$25,000
Forfeiture of Class B common stock	—	—	(687,500)	(69)	69	—	—
Accretion of Class A common stock to redemption amount (Restated - see Note 2)	—	—	—	—	(24,206)	(33,743,640)	(33,767,846)
Net loss	—	—	—	—	—	(3,943,374)	(3,943,374)

Balance, March 31, 2021 (Restated - see Note 2)	—	—	7,937,500	794	—	(37,687,014)	(37,686,220)
Net income	—	—	—	—	—	13,238,824	13,238,824

Balance, June 30, 2021 (Restated - see Note 2)	—	—	7,937,500	794	—	(24,448,190)	(24,447,396)
Net income	—	—	—	—	—	2,995,085	2,995,085

Balance, September 30, 2021	—	$—	7,937,500	$794	$—	$(21,453,105)	$(21,452,311)

(1)
Includes an aggregate of up to 1,125,000 shares
 held by the sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full, 687,500 of which were forfeited in March 2021.

FOR THE PERIOD FROM JULY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Common Stock
	Class A		Class B (1)		Additional Paid-in Capital	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, July 6, 2020 (inception)	—	$—	—	—	—	—	—
Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net income	—	—	—	—	—	—	—

Balance, September 30, 2020	—	$—	8,625,000	$863	$24,137	$—	$25,000

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
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies
.
As of September 30, 2021, the Company had not commenced any operations. All activity for the nine months ended September 30, 2021 and for the period from July 6, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating income or loss on the change in fair value of warrant liabilities.
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
The reclassification of amounts from permanent equity to temporary equity result in non-cash
financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A and Class B common stock share pro rata in the income and losses of the Company
.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

	March 4, 2021
	As Previously Reported	Adjustments	As Re stated
Balance Sheet (audited)
Class A common stock subject to possible redemption; 30,000,000 shares at redemption value at March 4, 2021	$258,866,039	$41,133,961	$300,000,000

Class A common stock; 0 shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption) at March 4, 2021	$411	$(411)	$—
Additional paid-in capital	$9,468,428	$(9,468,428)	$—
Accumulated deficit	$(4,469,665)	$(31,665,122)	$(36,134,787)
Total stockholders’ equity (deficit)	$5,000,001	$(41,133,961)	$(36,133,960)
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

apply to
non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.
Use of Estimates
The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets, liabilities, and expenses at the date of the condensed financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates
.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021
,
December 31,
 2020 or September 30,
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
(“ASC 480”) and ASC 815
, Derivatives and Hedging
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Warrants was estimated using a Modified Black-Scholes model (see Note 10). The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1, as such, an observable market quote in an active market under the ticker HYAC was used
.
.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740 -
Income Taxes
, which requires an asset and liability approach t
o
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recogn
i
zed, a tax position must be
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
.

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
Such guidance provides that because the warrants d
o
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
NOTE 9. STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021
,
  December 31,
2020, and September 30, 2020,
there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At September 30, 2021
,
 December 31,
2020, and September 30, 2020,
there were 31,750,000
, 0
and 0 shares of Class A common stock issued or outstanding, including 31,750,000
, 0
and 0 shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021
,
December 31,
2020, and September 30, 2020
there were 7,937,500
, 8,625,000,
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

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $3,241,000 within change in fair value of warrant liabilities in the Condensed Statements of Operations for the three months ended September 30, 2021,  $17,611,084 for the nine months ended September 30, 2021
, and $0 for the period from July 6, 2020 (inception) through September 30, 2020.
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
Warrant Liabilities
We account for the Private Placement Warrants and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”)
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity
(“ASC 815”), under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the statement of operations in the period of change.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haymaker Acquisition Corp. III

Date: November 29, 2021	By:	/s/ Steven J. Heyer
Name: Steven J. Heyer
Title: Chief Executive Officer