Form 10-K
period 2021-12-31
Haymaker Acquisition Corp. III
filed 2022-04-07
CIK 1819253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40128

HAYMAKER ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Delaware	85-1791125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Madison Avenue, Floor 5 New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
616-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-fourth of one Redeemable Warrant	HYACU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	HYAC	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the Units	HYACW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒     No  ☐
The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $307,181,250.
As of
April
6
, 2022 there were 31,750,000 shares of Class A common stock, par value $0.0001 per share and 7,937,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination with Biote (as defined below) or an alternative business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses if the Business Combination (as defined below) is not consummated;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities if the Business Combination is not consummated;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“amended and restated certificate of incorporation” are to our certificate of incorporation;

•	“Biote” are to BioTE Holdings, LLC, a Nevada limited liability company;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Business Combination” are to the transactions contemplated by the Business Combination Agreement (as defined below);

•
“Business Combination Agreement” are to the Business Combination Agreement, dated as of December 13, 2021, by and among the Company, the sponsor (as defined below), Biote, BioTE Management, LLC, a Nevada limited liability company, Dr. Gary Donovitz, in his individual capacity, and the Members’ Representative (as defined below);

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

•	“Class B common stock” are to the Class B common stock of the Company, par value $0.0001 per share;

•	“Combined Company” are to biote Corp. following the consummation of the Business Combination;

•	“common stock” are to the Class A common stock and the Class B common stock;

•	“DGCL” are to the Delaware General Corporation Law;

•	“directors” are to our current directors;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•
“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the automatic conversion thereof at the time of our initial business combination as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on March 4, 2021;

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the Registration Statement (as defined below);

•	“Marcum” are to our independent registered accounting firm, Marcum LLP;

•	“Members” are to the members of Biote immediately prior to the closing of the Business Combination;

•	“Members’ Representative” are to Teresa S. Weber, in her capacity as the member’s representative;

•	“Nasdaq” are to The Nasdaq Stock Market LLC;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

•
“public warrants” are to warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), each whole public warrant entitles its holder to purchase one share of Class A common stock at $11.50 per share;

•	“Registration Statement” are to the Form S-1 filed with the SEC February 22, 2021 (File No. 333-253010), as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” is to Haymaker Sponsor III LLC, a Delaware limited liability company;

•
“trust account” are to the trust account in which an amount of $317,500,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was initially placed following the closing of the initial public offering and the partial exercise of the over-allotment option.

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-fourth of one public warrant; and

•	“we,” “us,” “Company” or “our Company” are to Haymaker Acquisition Corp. III.

PART I

Item 1.	Business.
Overview
We are a blank check company formed as a Delaware corporation for the purpose of effecting our initial business combination. We intend to acquire and operate a business in the consumer and consumer-related products and services industries and believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders. However, we are not limited to these industries and we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of the United States. Our executives are experienced at recognizing and quantifying the value of brands and creating strategies to reposition those brands globally so that they reach their full market potential. Not only does our management team bring a combination of operating, investing, financial and transaction experience, but certain members of our management team have also worked together for over a decade creating value for shareholders.
Initial Public Offering
On March 4, 2021, we consummated our initial public offering of 30,000,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fourth
of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,333,333 warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $8,000,000.
On March 3, 2021, the underwriters exercised the over-allotment option in part and on March 5, 2021 purchased additional 1,750,000 units at an offering price of $10.00 per unit, generating additional gross proceeds of $17,500,000. In connection with the exercise of the over-allotment option by the underwriters, the Company sold 233,333 additional Private Placement Warrants to the sponsor at a purchase price of $1.50 per private placement warrant, generating additional gross proceeds of $350,000.
A total of $317,500,000 was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Steven J. Heyer, our Chief Executive Officer and Executive Chairman and Andrew R. Heyer, our President, who have many years of experience in the consumer and consumer-related products and services industries. We must complete our initial business combination by March 4, 2023, 24 months from the closing of our initial public offering. If our initial business combination is not consummated by March 4, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.
Business Combination
Business Combination Agreement
On December 13, 2021, we entered into the Business Combination Agreement. Upon the closing of the Business Combination (the “Closing”), the Company will change its name to “biote Corp.” The aggregate consideration that will be paid to or retained by the Members upon the Closing is approximately $555,000,000, subject to the purchase price adjustments set forth in the Business Combination Agreement. Following the Closing, the Combined Company will be organized in an
“UP-C”
structure in which substantially all of the assets and business of the Combined Company will be held by Biote and its direct and indirect subsidiaries (together, the “Biote Companies”), and the Company’s only direct assets will consist of Biote Units (as defined below).
Prior to the Closing, the Company may issue up to $100,000,000 in shares of Class A common stock in a private placement (an “Equity Financing”), so long as the price per share is not less than $10.00. Pursuant to the terms and conditions of the amended and restated certificate of incorporation, in connection with the Closing, all then-outstanding shares of Class B common stock will be converted into shares of Class A common stock on a one-for-one basis
(the “Class B Common Stock Conversion”).

Immediately prior to the Closing, Biote will (i) effectuate a recapitalization, pursuant to which all its Class A Units, Class AA Units, Class AAA Units and Class AAAA Units held by the Members will be converted or exchanged (whether by direct exchange, merger or otherwise) into a number of equity interests in Biote designated as “Class A Common Units” (“Biote Units”) in the amounts determined in accordance with Biote’s Second Amended and Restated Operating Agreement (the “Biote A&R OA”), which will be entered into prior to the Closing, the result of which will be that the Members will hold a single class of Biote Units as of immediately prior to the Closing and (ii) convert into a Delaware limited liability company. In connection with the Business Combination, BioTE Medical, LLC (“Biote Medical”), a subsidiary of Biote, has entered into a debt commitment letter with Truist Bank and Truist Securities, Inc. to obtain (i) a $50,000,000 senior secured revolving credit facility in favor of Biote Medical and (ii) a $125,000,000 senior secured term loan A facility in favor of Biote Medical (together, the “Debt Facilities,” and any such financing, together with any alternative financing obtained by the Company, Biote or any Biote subsidiary, the “Debt Financing”). Each holder of phantom equity in any of Biote or its direct or indirect subsidiaries (each, a “Phantom Equity Holder”) has entered into a phantom equity acknowledgement (each, a “Phantom Equity Acknowledgement”) effective as of the Closing, which shall, among other things, confirm the number of shares of Class A common stock to be issued to such Phantom Equity Holder pursuant to the biote Corp. 2022 Equity Incentive Plan (the “Incentive Plan”) in satisfaction of his or her phantom equity rights and the vesting schedule for such shares.
Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the Closing, (x) in exchange for the Closing Biote Units (as defined below), the Company will transfer cash in an amount equal to (i) the cash in the trust account and any cash held by the Company outside of the trust account, less
(ii) the amounts required by the redemptions of Class A common stock by the public stockholders, plus
(iii) the aggregate proceeds to be received by the Company pursuant to any Equity Financing, (y) the Biote Companies will receive the aggregate proceeds from the Debt Financing (the aggregate amounts described in (x) and (y), the “Closing Date Cash”) in accordance with and in the priority set forth in the Business Combination Agreement and as described further below, and (z) the Company will issue to Biote a number of shares of its Class V common stock, par value $0.0001 per share (the “Class V Voting Stock”) equal to the number of Retained Biote Units (as defined below), which will entitle the holder thereof to one vote per share but no right to dividends or distributions. Biote will immediately thereafter distribute the Class V Voting Stock to its Members pursuant to the Biote A&R OA. The “Cash Consideration” will be equal to the portion of the aggregate consideration paid or payable to the Gary S. Donovitz 2012 Irrevocable Trust (the “Selling Member”) that is paid in cash, which amount shall in no event exceed $199,000,000.
At the Closing and in consideration for the acquisition of Biote Units by the Company, the Company and the Biote Companies will, subject to the Business Combination Agreement and the Trust Agreement (as defined in the Business Combination Agreement), disburse the Closing Date Cash for the following purposes and in the following order of priority: (a) first, payment of unpaid Transaction Expenses (as defined in the Business Combination Agreement), (b) second, payment to Biote (for use by the Biote Companies) in the amount of $75,000,000, (c) third, payment of Cash Consideration to the Selling Member in the amount of $50,000,000, (d) fourth, payment to Biote (for use by the Biote Companies) in the amount of $75,000,000, (e) fifth, payment of Cash Consideration to the Selling Member in the amount of $75,000,000, (f) sixth, payment to Biote and the Selling Member such that Biote and the Selling Member receive 37.8% and 62.2%, respectively, of the remaining Closing Date Cash until Biote and the Selling Member have received aggregate payments pursuant to this clause (f) equal to $45,000,000 and $74,000,000, respectively, and (g) seventh, payment to Biote (for use by the Biote Companies).
At the Closing, Biote will issue to the Company a number of Biote Units (the “Closing Biote Units”) equal to the aggregate number of shares of Class A common stock issued and outstanding as of immediately prior to the Closing (after giving effect to any redemptions of Class A common stock, any Equity Financing, the Class B Common Stock Conversion and the forfeiture of up to 793,750 shares of Class B common stock held by the sponsor in the event cash available to the Company at the Closing is less than $206,400,000). The Members will, immediately following the Closing, retain an aggregate number of Biote Units (such Biote Units retained by the Members, the “Retained Biote Units”) equal to the following (without duplication between clauses (y) and (z)): (w) (i) (A) Biote’s equity value (i.e., $555,000,000), minus
 (B) the aggregate amount of Company Transaction Expenses (as defined in the Business Combination Agreement), minus
 (C) the Cash Consideration, if any,
 divided by
 (ii) $10.00,
 plus
 (x) the Member Earnout Units (as defined below),
 minus
 (y) a number of Biote Units equal to the number of shares of Class A common stock to be issued to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgements (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), minus
 (z) a number of Biote Units equal to the quotient of (i) the amount of cash payable to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgments (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), divided by
 (ii) $10.00.

In connection with the Closing, on the date of the Closing (the “Closing Date”) (a) the Members on a pro rata basis will subject (i) 10,000,000 Retained Biote Units held by them (the “Member Earnout Units”) and (ii) 10,000,000 shares of Class V Voting Stock distributed to them by Biote (the “Earnout Voting Shares”), (b) the Sponsor will subject 1,587,500 shares of Class A common stock held by it after giving effect to the Class B Common Stock Conversion (the “Sponsor Earnout Shares”), and (c) the Company will subject a number of Biote Units equal to the number of Sponsor Earnout Shares (the “Sponsor Earnout Units,” and, together with the Sponsor Earnout Shares, the Earnout Voting Shares and the Member Earnout Units, the “Earnout Securities”), to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control (as defined in the Business Combination Agreement). The Earnout Securities will have voting rights but no right to dividends or distributions (except for certain tax distributions from Biote in accordance with the Biote A&R OA) until such restrictions and potential forfeiture have lapsed. One third of each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest upon the occurrence of each of the following events: (i) the first time, prior to the five-year anniversary of the Closing Date (the “Earnout Deadline”), the volume-weighted average share price of the Class A common stock (the “VWAP”) equals or exceeds $12.50 per share for 20 Trading Days (as defined in the Business Combination Agreement) of any 30 consecutive Trading Day period following the Closing, (ii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $15.00 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing, and (iii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $17.50 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing. If a definitive agreement with respect to a Change of Control (as defined in the Business Combination Agreement) is entered into on or prior to the Earnout Deadline, then effective as of immediately prior to closing of such Change of Control, unless previously vested pursuant to clauses (i) through (iii) of the preceding sentence, each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest.
Assuming that none of the Company’s current stockholders exercise their right to redeem their shares of Class A common stock of the Company and Company Transaction Expenses (as defined in the Business Combination Agreement) equal $11,521,000, and subject to certain adjustments in accordance with the Business Combination Agreement, as of immediately following the Closing and without giving effect to the outstanding warrants to purchase Class A common stock or any warrants issuable in respect of the Working Capital Loans or issuance of any shares under the Incentive Plan or biote Corp. 2022 Employee Stock Purchase Plan, but including the Earnout Securities, the Combined Company is expected to own, directly or indirectly, approximately 49.9% of the Biote Units and will control Biote as the sole manager of Biote in accordance with the terms of the Biote A&R OA and all remaining Biote Units will be owned by the Members. The Members are expected to hold a controlling interest in the Company after the Closing and will therefore have the ability to control Biote.
Beginning on the six month anniversary of the Closing, each Retained Biote Unit held by the Members may be redeemed, together with one share of Class V Voting Stock and subject to certain conditions, in exchange for either one share of Class A common stock or in certain circumstances, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Biote A&R OA (such exchange rights, as further described in the Biote A&R OA, the “Exchange Rights”).
Consummation of the Business Combination is subject to customary mutual conditions and covenants of the respective parties, including the receipt of the requisite approval of the Company’s stockholders. The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination by mutual written consent of the Company and Biote and in certain other limited circumstances, including if the consummation of the Business Combination has not occurred on or before June 13, 2022, which is prior to the Company’s initial business combination deadline of March 4, 2023. The Business Combination Agreement contains usual and customary representations and warranties for transactions of this nature by the parties thereto. The Business Combination Agreement has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the Business Combination Agreement and approve the Business Combination.
On February 11, 2022, we filed a preliminary proxy statement with the SEC setting forth all of the above information and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders to approve, among other things, the Business Combination Agreement and the Business Combination.
Related Agreements
The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:
Tax Receivable Agreement
Simultaneously with the Closing, the Combined Company, Biote, the Members and the Members’ Representative will enter into a tax receivable agreement (the “Tax Receivable Agreement”), which will provide for, among other things, payment by the Combined Company to the Members of 85% of the U.S. federal, state and local income tax savings realized by the Combined Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Biote Units in exchange for Class A common stock or cash (as more fully described in the Tax Receivable Agreement). These payments are an obligation of the Combined Company and not of the Biote Companies. The Combined Company’s only material asset will be its ownership interest in Biote and, accordingly, the Combined Company will depend on distributions from Biote to make any payments required to be made by the Combined Company under the Tax Receivable Agreement.
The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless the Combined Company exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The actual increase in the Combined Company’s allocable share of tax basis in the Biote Companies’ assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions of shares of Retained Biote Units, the market price of shares of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the Combined Company’s income. Any payments the Combined Company makes under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Combined Company. To the extent that the Combined Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement.
The Tax Receivable Agreement provides that, in the event that (i) the Combined Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control occur (as described in the Tax Receivable Agreement), (iii) the Combined Company, in certain circumstances, fails to make a payment required to be made pursuant to the Tax Receivable Agreement by the applicable final payment date, which non- payment continues for 30 days following such final payment date or (iv) the Combined Company materially breaches any of its material obligations under the Tax Receivable Agreement, which breach continues without cure for 30 days following receipt by the Combined Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Combined Company’s obligations under the Tax Receivable Agreement will accelerate and the Combined Company will be required to make a lump-sum cash payment to the applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income.

Second Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Bylaws of the Company
In connection with the Closing, the Company will amend and restate (i) subject to receipt of Company Stockholder Approval, its amended and restated certificate of incorporation by adopting the Second Amended and Restated Certificate of Incorporation of the Company (the “Second A&R Certificate of Incorporation”) and (ii) the current bylaws of the Company by adopting the Amended and Restated Bylaws of Company (the “A&R Bylaws”), to establish a structure containing Class A common stock, which will carry such economic and voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws, and Class V Voting Stock, which will carry only such voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws (as more fully described in the Second A&R Certificate of Incorporation and A&R Bylaws).
Second Amended and Restated Operating Agreement of Biote
At the Closing, the Combined Company, Biote and the Members will enter into the Biote A&R OA, which will, among other things, permit the issuance and ownership of Biote Units as contemplated to be issued and owned upon the consummation of the Business Combination, designate the Combined Company as the sole manager of Biote, provide for the Exchange Rights, set forth the rights and preferences of the Biote Units, and establish the ownership of the Biote Units by the persons or entities indicated in the Biote A&R OA, in each case, as more fully described in the Biote A&R OA.
Sponsor Letter
In connection with the execution of the Business Combination Agreement, certain of the Company’s officers and directors, the Company, the Sponsor, Biote and the Members’ Representative entered into a letter agreement (the “Sponsor Letter”), pursuant to which, among other things, the Sponsor agreed to (i) vote, at any duly called meeting of stockholders of the Company, in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) subject to certain exceptions, not to effect any sale or distribution of any of its shares of Class B common stock or private placement warrants and (iii) waive any and all anti-dilution rights described in the amended and restated certificate of incorporation or otherwise with respect to the shares of Class B common stock held by the Sponsor that may be implicated by the Business Combination such that the Class B Common Stock Conversion will occur as discussed herein (and as more fully described in the Sponsor Letter).
Investor Rights Agreement
At the Closing, the Company, the Members, the Sponsor, the Members’ Representative and certain other parties will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Registration Rights Agreement, dated as of March 1, 2021, entered into in connection with the Company’s initial public offering will be terminated, (ii) the lock-up
period set forth in the Investor Rights Agreement will supersede the lock-up
period set forth in the letter agreement, dated March 1, 2021, entered into in connection with the Company’s initial public offering, (iii) the Company will provide certain registration rights for the shares of Class A common stock held by the Members, the Sponsor, and certain other parties, (iv) the Members will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A common stock, Class V Voting Stock and the Biote Units held by such Members for six months following the Closing, and the Member Earnout Units until the date such securities have been earned in accordance with the Business Combination Agreement and (v) the Sponsor will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A common stock (other than the Sponsor Earnout Shares) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A common stock, for 30 days following the Closing Date (in each case, as more fully described in the Investor Rights Agreement).

Business Strategy and Deal Origination
Our acquisition and value creation strategy has been and continues to be to identify, acquire and, after our initial business combination, build a company in the consumer or consumer-related products and services industries that complements the experience of our management team and can benefit from their operational expertise, such as Biote. Our business combination strategy has leveraged and will continue to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the consumer and consumer-related products and services industries could effect a positive transformation or augmentation of existing businesses to improve their overall value proposition.
We have utilized and will continue to utilize the network and industry experience of Messrs. Heyer and Heyer and their affiliates in seeking an initial business combination and employing our business combination strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships globally that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s:

•	extensive experience in both investing in and operating in consumer and consumer-related products and services industries;

•	marketing and growing these companies through experience engineering and de-commoditizing their services and products;

•	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•	relationships with sellers, financing providers and target management teams; and

•	experience in executing transactions in the consumer and consumer-related products and services industries under varying economic and financial market conditions.
These networks have provided and will continue to provide our management team with a robust flow of acquisition opportunities. In addition, target business candidates may be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.
In addition, drawing on their extensive investing and operating experiences, our management team have tapped four major sources of deal flow:

•	directly identifying potentially attractive undervalued situations through primary research into industries and companies;

•	receiving information from our management team’s global contacts about a potentially attractive situation;

•	contact from securities broker-dealers’ research, sales, trading or investment banking department offering or identifying businesses seeking a combination or added value that matches our strengths; or

•	inbound opportunities from a company or existing stakeholders seeking a combination, including corporate divestitures.
Business Combination Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. While we have used these criteria and guidelines in evaluating business combination opportunities, such as the Business Combination, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We have focused on candidates that we believe:

•
have market and/or cost leadership positions in their respective consumer or consumer-related products and services niches and would benefit from our extensive networks and insights within the consumer and consumer-related products and services industries;

•	provide enduring products, content, or services, with the potential for revenue, market share and/or distribution improvements;

•	are fundamentally sound companies that are underperforming their potential and offer compelling value;

•
offer the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;

•
exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

•	will offer an attractive risk-adjusted return for our shareholders.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We used these criteria and guidelines in evaluating business combination opportunities, including Biote. Based on our evaluation of Biote and the industry in which it operates, including the financial and other information provided by Biote in the course of negotiations, we believe that Biote meets the criteria and guidelines listed above. In the event that the Business Combination is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines. We will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
Our officers and directors may become officers or directors of any other blank check company prior to completion of our initial business combination. In particular, two of our executive officers also currently serve in officer and director capacities at TMKR, which is searching for a target business in the restaurant, hospitality and related technology and service sectors, and AFAQ, which is searching for a target business in the consumer packaged goods, health and wellness, and personal care industries. As a result, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.
Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all the target businesses. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Biote was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.
We have filed a Registration Statement
on Form 8-A with the
SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Status as a Public Company
We believe our structure as a public company makes us an attractive business combination partner to target businesses, like Biote. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Business Combination” above for more information regarding such exchange in the Business Combination. We believe target businesses, such as Biote, will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed initial business combination is completed, such as the Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, our lack of an operating history and the potential need for us to seek stockholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds
$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the last day of the most recently completed second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the last day of the most recently completed second fiscal quarter.
Financial Position
With funds available for a business combination initially in the amount of $306,469,291 (as of December 31, 2021) (assuming no redemptions), after payment of $11,112,500 of deferred underwriting fees, we offer a target business, such as Biote, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. See “Business Combination” above for more information regarding the financing of and the agreements related to the Business Combination.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of any sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
Although our management has assessed and will continue to assess the risks inherent in a particular target business with which we may combine, including Biote, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
See “Business Combination” above for more information regarding the financing of and the agreements related to the Business Combination.

Sources of Target Businesses
Our officers and directors, as well as their affiliates, may bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have. In September 2021, we engaged Citigroup Global Markets Inc. as a placement agent and financial advisor, Truist Securities, Inc. as a placement agent and capital markets advisor, and William Blair & Company, L.L.C. as a placement agent, financial advisor and capital markets advisor, and in November 2021, we engaged Alvarium MB (US) BD, LLC as a placement agent and financial advisor, in each case, in connection with the Business Combination. We may also engage other professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Biote is not affiliated with our sponsor, officers, or directors, in the event we do not consummate the Business Combination and we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, such as Biote, we conduct a due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal, and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business, including the management team of Biote, when evaluating the desirability of effecting our initial business combination with that business, and plan to continue to do so if the Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Business Combination in which each of Andrew Heyer, Steven Heyer and Stephen Powell may continue as a director, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. No other key personnel will remain in senior management or advisory positions with the combined company. For more information, see the proxy statement we filed with the SEC on February 11, 2022, as amended. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company, if the Business Combination is not consummated and we seek an initial business combination with a different target.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the Business Combination), or we may decide to seek stockholder approval for business or other legal reasons.
Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

•
any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
See “Business Combination” above for more information regarding the requisite approvals needed in the Business Combination.

Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2)
or Rule 10b-5 of the
Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
See “Business Combination” above for more information regarding the requisite approvals needed in the Business Combination.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, such as the Business Combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.00 per public share as of December 31, 2021. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, such as the Business Combination, or (ii) without a stockholder vote by means of a tender offer if the Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.
The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.
If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will
have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 11,906,251, or 37.5%, of the 31,750,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase
shares of our Class A common stock in the open market, in order to comply with
Rule 14e-5 under
the Exchange Act.
We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using DWAC system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
See “Business Combination” above for more information regarding the requisite approvals needed in the Business Combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
See “Business Combination” above for more information regarding the requisite approvals needed in the Business Combination.
Tendering Stock Certificates in Connection with the Exercise of Redemption Rights
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection therewith pursuant to the tender offer rules, we may require our public stockholders seeking to exercise their redemptions rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either tender their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically using DWAC system, prior to the date set forth in the proxy material or tender documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not completed, we may continue to try to complete an initial business combination with a different target by March 4, 2023.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have until March 4, 2023 to complete our initial business combination. If we do not complete our initial business combination by March 4, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 4, 2023.
Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by March 4, 2023. However, if our initial stockholders, sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 4, 2023.
Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
If we do not consummate the Business Combination or any other business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $130,359 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption
amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption
amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business (except for the independent registered public accountants) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.00 per share.
We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $130,359 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period
during which any third-party claims can be brought against the corporation, a 90-day period during
which the corporation may reject any claims brought, and
an additional 150-day waiting period
before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by March 4, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 4, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, such as Biote, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
Our units, Class A common stock, and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We have filed a Registration Statement
on Form 8-A with the
SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, or (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.

Item 1A.	Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
the Business Combination is with a private company about which little information is available. As a result, the Business Combination or another potential initial business combination may result in a business combination with a company that is not as profitable as we suspected, if at all;;

•
our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

•
resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•
if the funds held outside of our trust account are insufficient to allow us to operate until at least March 4, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we have incurred and expect to continue to incur significant cost in pursuit of our initial business combination and we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 4, 2023;

•
our ability to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•
warrants that are accounted for as a warrant liability will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock and/or may make it more difficult for us to consummate an initial business combination; and

•
we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our Form 10-Q/A, filed with the SEC on November 29, 2021, our Form 10-Q, filed with the SEC on November 24, 2021, our Form 10-Q, filed with the SEC on August 17, 2021, and our Form 10-Q, filed with the SEC on May 17, 2021. For a list of the risks relating to the Business Combination, see the proxy statement we will file with the SEC.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 501 Madison Avenue, Floor 5, New York, NY 10022, and our telephone number is (212)
616-9600. We
pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities, secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information
Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “HYACU,” “HYAC” and “HYACW,” respectively. Our units commenced public trading on March 2, 2021, and our public shares and public warrants commenced separate public trading on April 22, 2021.

(b)	Holders
On April 6, 2022, there was one holder of record of our units, one holder of record of shares of our Class A common stock and one holder of record of our warrants.

(c)	Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Recent Sales of Unregistered Securities
None.

(f)	Use of Proceeds from the Initial Public Offering
In March 2021, we consummated our initial public offering of 31,750,000 units, including 1,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in part. Each unit consists of one public share and one-fourth
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $317,500,000. Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. acted as bookrunners and representatives of the underwriters of the initial public offering.
A total of $317,500,000 of the proceeds from the initial public offering (which amount includes $11,112,500 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account, maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on July 6, 2020 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
Business Combination Agreement
On December 13, 2021, the Company entered into the Business Combination Agreement with the Sponsor, Biote, BioTe Management, LLC, a Nevada limited liability company, Dr. Gary Donovitz, in his individual capacity, and the Members’ Representative. Upon the Closing, the Company will change its name to “biote Corp.” The aggregate consideration that will be paid to or retained by the Members immediately prior to the closing of the Business Combination upon the Closing is approximately $555,000,000, subject to the purchase price adjustments set forth in the Business Combination Agreement. Following the Closing, the Combined Company will be organized in an
“UP-C”
structure in which substantially all of the assets and business of the Combined Company will be held by the Biote Companies, and the Company’s only direct assets will consist of Biote Units.

Prior to the Closing, the Company may issue up to $100,000,000 in shares of Class A common stock in an Equity Financing, so long as the price per share is not less than $10.00. Pursuant to the terms and conditions of the amended and restated certificate of incorporation, in connection with the Closing, all then- outstanding shares of Class B common stock will be converted into shares of Class A common stock on a one-for-one
basis subject to adjustment and Class B Common Stock shall not be convertible into Class A Common Stock at a rate of less than one-to-one.
Immediately prior to the Closing, Biote will (i) effectuate a recapitalization, pursuant to which all its Class A Units, Class AA Units, Class AAA Units and Class AAAA Units held by the Members will be converted or exchanged (whether by direct exchange, merger or otherwise) into a number of equity interests in Biote designated as Biote Units in the amounts determined in accordance with the Biote A&R OA, which will be entered into prior to the Closing, the result of which will be that the Members will hold a single class of Biote Units as of immediately prior to the Closing and (ii) convert into a Delaware limited liability company. In connection with the Business Combination, Biote Medical, a subsidiary of Biote, has entered into a debt commitment letter with Truist Bank and Truist Securities, Inc. to obtain (i) a $50,000,000 senior secured revolving credit facility in favor of Biote Medical and (ii) a $125,000,000 senior secured term loan A facility in favor of Biote Medical. Each Phantom Equity Holder has entered into a Phantom Equity Acknowledgement effective as of the Closing, which shall, among other things, confirm the number of shares of Class A common stock to be issued to such Phantom Equity Holder pursuant to the Incentive Plan in satisfaction of his or her phantom equity rights and the vesting schedule for such shares.
Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the Closing, (x) in exchange for the Closing Biote Units, the Company will transfer cash in an amount equal to (i) the cash in the trust account and any cash held by the Company outside of the trust account, less (ii) the amounts required by the redemptions of Class A common stock by the public stockholders, plus (iii) the aggregate proceeds to be received by the Company pursuant to any Equity Financing, (y) the Biote Companies will receive the aggregate proceeds from the Debt Financing in accordance with and in the priority set forth in the Business Combination Agreement and as described further below, and (z) the Company will issue to Biote a number of shares of its Class V Voting Stock equal to the number of Retained Biote Units, which will entitle the holder thereof to one vote per share but no right to dividends or distributions. Biote will immediately thereafter distribute the Class V Voting Stock to its Members pursuant to the Biote A&R OA. The “Cash Consideration” will be equal to the portion of the aggregate consideration paid or payable to the “Selling Member that is paid in cash, which amount shall in no event exceed $199,000,000.
At the Closing and in consideration for the acquisition of Biote Units by the Company, the Company and the Biote Companies will, subject to the Business Combination Agreement and the Trust Agreement, disburse the Closing Date Cash for the following purposes and in the following order of priority: (a) first, payment of unpaid Transaction Expenses, (b) second, payment to Biote (for use by the Biote Companies) in the amount of $75,000,000, (c) third, payment of Cash Consideration to the Selling Member in the amount of $50,000,000, (d) fourth, payment to Biote (for use by the Biote Companies) in the amount of $75,000,000, (e) fifth, payment of Cash Consideration to the Selling Member in the amount of $75,000,000, (f) sixth, payment to Biote and the Selling Member such that Biote and the Selling Member receive 37.8% and 62.2%, respectively, of the remaining Closing Date Cash until Biote and the Selling Member have received aggregate payments pursuant to this clause (f) equal to $45,000,000 and $74,000,000, respectively, and (g) seventh, payment to Biote (for use by the Biote Companies).
At the Closing, Biote will issue to the Company the Closing Biote Units equal to the aggregate number of shares of Class A common stock issued and outstanding as of immediately prior to the Closing (after giving effect to any redemptions of Class A common stock, any Equity Financing, the Class B Common Stock Conversion and the forfeiture of up to 793,750 shares of Class B common stock held by the sponsor in the event cash available to the Company at the Closing is less than $206,400,000). The Members will, immediately following the Closing, retain the Retained Biote Units equal to the following (without duplication between clauses (y) and (z)): (w) (i) (A) Biote’s equity value (i.e., $555,000,000), minus (B) the aggregate amount of Company Transaction Expenses, minus (C) the Cash Consideration, if any, divided by (ii) $10.00, plus (x) the Member Earnout Units, minus (y) a number of Biote Units equal to the number of shares of Class A common stock to be issued to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgements (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), minus (z) a number of Biote Units equal to the quotient of (i) the amount of cash payable to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgments (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), divided by (ii) $10.00.
In connection with the Closing, on the Closing Date (a) the Members on a pro rata basis will subject (i) the Member Earnout Units and (ii) the Earnout Voting Shares, (b) the Sponsor Earnout Shares, and (c) the “Sponsor Earnout Units, to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control. The Earnout Securities will have voting rights but no right to dividends or distributions (except for certain tax distributions from Biote in accordance with the Biote A&R OA) until such restrictions and potential forfeiture have lapsed. One third of each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest upon the occurrence of each of the following events: (i) the first time, prior to the Earnout Deadline, the VWAP of the Class A common stock equals or exceeds $12.50 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing, (ii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $15.00 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing, and (iii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $17.50 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing. If a definitive agreement with respect to a Change of Control (as defined in the Business Combination Agreement) is entered into on or prior to the Earnout Deadline, then effective as of immediately prior to closing of such Change of Control, unless previously vested pursuant to clauses (i) through (iii) of the preceding sentence, each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest.
Assuming that none of the Company’s current stockholders exercise their right to redeem their shares of Class A common stock of the Company and Company Transaction Expenses equal $11,521,000, as of immediately following the Closing and without giving effect to the outstanding warrants to purchase Class A common stock or issuance of any shares under the Incentive Plan or biote Corp. 2022 Employee Stock Purchase Plan, but including the Earnout Securities, the Combined Company is expected to own, directly or indirectly, approximately 49.9% of the Biote Units and will control Biote as the sole manager of Biote in accordance with the terms of the Biote A&R OA and all remaining Biote Units will be owned by the Members. The Members are expected to hold a controlling interest in the Company after the Closing and will therefore have the ability to control Biote.
Beginning on the six month anniversary of the Closing, each Retained Biote Unit held by the Members may be redeemed, together with one share of Class V Voting Stock and subject to certain conditions, in exchange for either one share of Class A common stock or in certain circumstances, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Biote A&R.
Consummation of the Business Combination is subject to customary mutual conditions and covenants of the respective parties, including the receipt of the requisite approval of the Company’s stockholders. The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination by mutual written consent of the Company and Biote and in certain other limited circumstances, including if the consummation of the Business Combination has not occurred on or before June 13, 2022, which is prior to the Company’s initial business combination deadline of March 4, 2023. The Business Combination Agreement contains usual and customary representations and warranties for transactions of this nature by the parties thereto. The Business Combination Agreement has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the Business Combination Agreement and approve the Business Combination.
On February 11, 2022, the Company filed a preliminary proxy statement with the SEC setting forth all of the above information and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders to approve, among other things, the Business Combination Agreement and the Business Combination.
Other Agreements - Business Combination
The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:
Tax Receivable Agreement
Simultaneously with the Closing, the Combined Company, Biote, the Members and the Members’ Representative will enter into the Tax Receivable Agreement, which will provide for, among other things, payment by the Combined Company to the Members of 85% of the U.S. federal, state and local income tax savings realized by the Combined Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Biote Units in exchange for Class A common stock or cash (as more fully described in the Tax Receivable Agreement). These payments are an obligation of the Combined Company and not of the Biote Companies. The Combined Company’s only material asset will be its ownership interest in Biote and, accordingly, the Combined Company will depend on distributions from Biote to make any payments required to be made by the Combined Company under the Tax Receivable Agreement.
The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless the Combined Company exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. The actual increase in the Combined Company’s allocable share of tax basis in the Biote Companies’ assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions of shares of Retained Biote Units, the market price of shares of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the Combined Company’s income. Any payments the Combined Company makes under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to the Combined Company. To the extent that the Combined Company is unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement.
The Tax Receivable Agreement provides that, in the event that (i) the Combined Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control occur (as described in the Tax Receivable Agreement), (iii) the Combined Company, in certain circumstances, fails to make a payment required to be made pursuant to the Tax Receivable Agreement by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Combined Company materially breaches any of its material obligations under the Tax Receivable Agreement, which breach continues without cure for 30 days following receipt by the Combined Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Combined Company’s obligations under the Tax Receivable Agreement will accelerate and the Combined Company will be required to make a lump-sum cash payment to the applicable parties to the Tax Receivable Agreement equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income.
Second Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Bylaws of the Company
In connection with the Closing, the Company will amend and restate (i) subject to receipt of Company Stockholder Approval, its current Certificate of Incorporation by adopting the Second A&R Certificate of Incorporation and (ii) the current Bylaws of the Company by adopting the A&R Bylaws, to establish a structure containing Class A Common Stock, which will carry such economic and voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws, and Class V Voting Stock, which will carry only such voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws (as more fully described in the Second A&R Certificate of Incorporation and A&R Bylaws).

Second Amended and Restated Operating Agreement of Biote
At the Closing, the Combined Company, Biote and the Members will enter into the Biote A&R OA, which will, among other things, permit the issuance and ownership of Biote Units as contemplated to be issued and owned upon the consummation of the Business Combination, designate the Combined Company as the sole manager of Biote, provide for the Exchange Rights, set forth the rights and preferences of the Biote Units, and establish the ownership of the Biote Units by the persons or entities indicated in the Biote A&R OA, in each case, as more fully described in the Biote A&R OA.
Sponsor Letter
In connection with the execution of the Business Combination Agreement, certain of the Company’s officers and directors, the Company, the Sponsor, Biote and the Members’ Representative entered into the Sponsor Letter, pursuant to which, among other things, the Sponsor agreed to (i) vote, at any duly called meeting of stockholders of the Company, in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) subject to certain exceptions, not to effect any sale or distribution of any of its shares of Class B common stock or private placement warrants and (iii) waive any and all anti-dilution rights described in the amended and restated certificate of incorporation or otherwise with respect to the shares of Class B common stock held by the Sponsor that may be implicated by the Business Combination such that the Class B Common Stock Conversion will occur as discussed herein (and as more fully described in the Sponsor Letter).
Investor Rights Agreement
At the Closing, the Company, the Members, the Sponsor, the Members’ Representative and certain other parties will enter into the Investor Rights Agreement, pursuant to which, among other things, (i) the Registration Rights Agreement, dated as of March 1, 2021, entered into in connection with the Company’s initial public offering will be terminated, (ii) the lock-up
period set forth in the Investor Rights Agreement will supersede the lock-up
period set forth in the letter agreement, dated March 1, 2021, entered into in connection with the Company’s initial public offering, (iii) the Company will provide certain registration rights for the shares of Class A common stock held by the Members, the Sponsor, and certain other parties, (iv) the Members will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A common stock, Class V Voting Stock and the Biote Units held by such Members for six months following the Closing, and the Member Earnout Units until the date such securities have been earned in accordance with the Business Combination Agreement and (v) the Sponsor will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A common stock (other than the Sponsor Earnout Shares) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A common stock, for 30 days following the Closing Date (in each case, as more fully described in the Investor Rights Agreement).
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our initial public offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with BioTE, which will give effect to our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.
For the year ended December 31, 2021, we had net income of $11,112,910, which resulted from a gain on change in the fair value of warrant liabilities of 18,826,459 and unrealized gain on marketable securities held in trust account in the amount of $81,791, offset in part by operating costs of $3,121,694, transaction costs allocated to warrant liabilities of $966,646, franchise tax expense of $200,000, and a loss on the sale of private placement warrants of $3,507,000.
For the period from July 6, 2020 (inception) through December 31, 2020, we had no net income or loss.
Liquidity and Capital Resources
On March 4, 2021, we consummated an initial public offering of 30,000,000 units generating gross proceeds to the Company of $300,000,000. Simultaneously with the consummation of the initial public offering, we completed the private sale of 5,333,333 warrants to the Sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $8,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the initial public offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination within 24 months from the closing of the initial public offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
For the year ended December 31, 2021, net cash used in operating activities was $1,370,775, which was due to a non-cash
gain on the change in fair value of warrant liabilities of $18,826,459, and interest and dividend income on investments held in Trust Account of $81,791 offset in part by our net income of $11,112,910, changes in working capital of $1,950,919, transaction costs allocated to warrant liabilities of $966,646, and a non-cash
loss on the sale of private placement warrants of $3,507,000.

For the year ended December 31, 2021, net cash used in investing activities of $317,500,000 was the result of the amount of net proceeds from our initial public offering being deposited to the Trust Account.
For the year ended December 31, 2021 net cash provided by financing activities of $318,999,539 was comprised of $311,150,000 in proceeds from the issuance of units in our initial public offering net of underwriter’s discount paid, $8,350,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and $41,500 in proceeds from the Sponsor note, offset in part by the payment of $377,961 for offering costs associated with the initial public offering and repayment of the outstanding balance on a promissory note to our Sponsor of $164,000.
For the period from July 6, 2020 (inception) through December 31, 2020 net cash provided by financing activities of $1,594 was comprised of proceeds from the issuance of a promissory note to our Sponsor of $122,500, and $25,000 from the issuance of Class B common stock to our Sponsor, offset in part by the payment of offering costs in the amount of $145,906.
As of December 31, 2021 and December 31, 2020, we had cash of $130,359 and $1,594, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On February 28, 2022, the Company entered into a working capital loan with the Sponsor in the amount of $350,000, pursuant to which the Company received proceeds of $208,827.
We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
As of December 31, 2021, the Company had $130,359 in cash held outside of the trust account and a working capital deficit of $1,820,560. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above and potential working capital loans, as discussed in Note 5. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on March 4, 2023, at which time the Company will cease all operations except for the purpose of liquidating, or if the Sponsor will commit to the working capital loans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021 and December 31, 2020.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a binomial lattice model and the fair value of the Private Warrants was estimated using a Black-Scholes Option Pricing model (see Note 9). The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market, which has been available since April 29, 2021, under the ticker HYACW was used.

Class A Common Stock Subject to Possible Redemption
All of the 31,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income Per Share of Common Stock
Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 1,125,000 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). Net income is allocated between Class A and Class B shares based on weighted average shares outstanding. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,504,166 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be antidilutive. The calculation does not include the remeasurement of Class A common stock to possible redemption amount because redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU
2020-06
effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on July 6, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-29
comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its March 4, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.
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
Management’s Annual Report on Internal Controls over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in
Rules 13a-15(f)
and 15d-15(f) under
the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Steven J. Heyer	69	Chief Executive Officer and Director
Andrew R. Heyer	64	President and Director
Christopher Bradley	44	Chief Financial Officer and Secretary
Joseph M. Tonnos	34	Senior Vice President
Roger Meltzer	71	Director
Frederic H. Mayerson	75	Director
Stephen W. Powell	63	Director
Brian Shimko	36	Senior Vice President
The experience of our directors and executive officers is as follows:
Steven J. Heyer,
 our Chief Executive Officer and Executive Chairman since July 2020, has over 40 years of experience in the consumer and consumer-related products and services industries, leading a range of companies and brands. Mr. Heyer has applied his experience and analytical skills in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies. Over the past ten years, he has been acting as an advisor and director to, and investor in, several private companies across the consumer subsectors of health and wellness, restaurants, technology, marketing services and technology and furniture. Mr. Heyer currently serves as Chief Executive Officer and a Director of Haymaker Acquisition Corp. IV, a SPAC that has not yet completed its initial public offering. Mr. Heyer served as the Chief Executive Officer and Chairman of Haymaker II until it completed its business combination in December 2020 with GPM Investments, LLC (“GPM”) and ARKO Holdings Ltd. (“ARKO Holdings”), which together merged under a new holding company, ARKO Corp. (“ARKO”) (Nasdaq: ARKO) as part of the business combination, and has remained on its board since such time as a director. Mr. Heyer was Chief Executive Officer and Chairman of Haymaker I from its formation until it completed its business combination with OneSpaWorld Holdings (Nasdaq:OSW) in March 2019. Since its business combination, he has served as Vice Chairman on the board of directors of OneSpaWorld Holdings. Mr. Heyer’s operating experiences include: leading the turnaround of Outback Steakhouse as an advisor (from 2010 to 2012); as Chief Executive Officer of Starwood Hotels & Resorts Worldwide (from 2004 until 2007); as President and Chief Operating Officer of The Coca-Cola Company (from 2001 to 2004); as a member of the boards of Coca-Cola FEMSA, and Coca-Cola Enterprises (all from 2001 to 2004); as President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee (from 1994 to 2001); as President and Chief Operating Officer of Young & Rubicam Advertising Worldwide (from 1992 to 1994); and before that spending 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. For the last five years, Mr. Heyer has served on the boards of Lazard Ltd, Lazard Group, and Atkins Nutritionals Inc. (each as further described below) as well as investing in a private capacity in early stage and venture consumer and consumer media companies. Mr. Heyer has extensive board experience, including: the board of Atkins Nutritionals Inc. until 2017, when it was acquired by Conyers Park Acquisition Corp, a publicly traded special purpose acquisition company; Lazard Ltd and Lazard Group (2005 to present); the board of WPP Group, a publicly traded digital, internet, and traditional advertising company (from May to October 2000); the board of Equifax, the publicly traded consumer credit reporting and insights company (2002 through 2003); the board of Omnicare, Inc., a supplier of pharmaceutical care to the elderly (2008 through 2015); the board of Vitrue, Inc., a provider of social marketing publishing technologies (2007 through 2012); and the board of Internet Security Systems, Inc. a provider of internet security software, appliance, and services (2004 through 2005). In March 2011, Harry & David Holdings, Inc. (“Harry & David”), a company where Mr. Heyer had been Chief Executive Officer from 2010 until February 2011, filed a prearranged Chapter 11 plan under the U.S. Bankruptcy Code. Subsequently, Harry & David filed a reorganization plan in bankruptcy court in May 2011 and emerged from bankruptcy in September 2011. Mr. Heyer received his B.S. from Cornell University and an M.B.A. from New York University. Mr. Heyer is the brother of Mr. Andrew Heyer, our President. Mr. Heyer is qualified to serve as a director due to his extensive operations, management and business background, particularly in the consumer and consumer-related products and services industries.

Andrew R. Heyer,
 our President and a Director since July 2020, is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. Mr. Heyer served as President and Director of Haymaker II until it completed its business combination in December 2020 with GPM Investments, LLC (“GPM”) and ARKO Holdings Ltd. (“ARKO Holdings”), which together merged under a new holding company, ARKO Corp. (“ARKO”) (Nasdaq: ARKO) as part of the business combination, and has remained on the board since such time. Mr. Heyer was President and Director of Haymaker I until it completed its business combination with OneSpaWorld Holdings in March 2019, and has since remained on its board since such time. Currently, Mr. Heyer is the Chief Executive Officer and founder of Mistral Equity Partners (“Mistral”), a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp.
and a co-head of the
CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1985 to 1995. Before Argosy, from 1984 to 1985, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Heyer currently serves on the board of Tastemaker Acquisition Corp. (Nasdaq: TMKR), a blank check company which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors. Mr. Heyer also currently serves as President and a Director of Haymaker Acquisition Corp. IV, a SPAC that has not yet completed its initial public offering, a Director of AF Acquisition Corp. (Nasdaq: AFAQ), a SPAC that completed its $224 million initial public offering on March 23, 2021, and a Director of Coliseum Acquisition Corp. (Nasdaq: MITA), a SPAC that completed its $150 million initial public offering on June 25, 2021. In addition, Mr. Heyer serves as an advisor to the board of directors of Ascendant Digital Acquisition Corp. III (NYSE: ACDI), a SPAC that completed its $300 million initial public offering on November 15, 2021. From 1993 through 2009, Mr. Heyer also served on the board of The Hain Celestial Group, Inc. (Nasdaq: HAIN), a natural and organic food and products company, rejoining the board from 2012 to April 2019. Mr. Heyer also serves on the board of several private companies owned in whole or in part by Mistral, including Worldwise, Inc., a pet accessories business from 2011 to the present, and The Lovesac Company, Inc. (Nasdaq: LOVE), a branded omni-channel retailer of technology-forward furniture, from 2010 to the present. Mr. Heyer has also served on the board of Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime, and on the investment committee of AF Ventures, an investor in high-growth consumer product companies. In the past, Mr. Heyer has served as a director of XpresSpa Group, Inc. from 2016 to 2019, Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. Mr. Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania, graduating magna cum laude. Mr. Heyer is the brother of Mr. Steven Heyer, our Chief Executive Officer. Mr. Heyer was named as a defendant in three class action derivative stockholder actions, which were consolidated into one action, in connection with Hain Celestial Group filed in the Eastern District Court of New York in 2017, alleging, among other things, breach of fiduciary duty and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings. The case remains pending. Mr. Heyer is qualified to serve as a director due to his extensive finance, investment and operations experience, particularly in the consumer and consumer-related products and services industries.
Christopher Bradley
, our Chief Financial Officer and Secretary since July 2020, is a Managing Director at Mistral, which he joined in 2008. Mr. Bradley brings over 20 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. He currently serves as the Chief Financial Officer of Tastemaker Acquisition Corp. (Nasdaq: TMKR), a blank check company which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors. In addition, he currently serves as the Chief Financial Officer and Secretary of AF Acquisition Corp. (Nasdaq: AFAQ), a special purpose acquisition company that completed its $224 million initial public offering on March 23, 2021. Mr. Bradley also serves as an advisor to Coliseum Acquisition Corp. (Nasdaq: MITA), a special purpose acquisition company that completed its $150 million initial public offering on June 25, 2021, and The Growth for Good Acquisition Corporation (Nasdaq: GFGDU), a special purpose acquisition company that completed its $253 million initial public offering on December 14, 2021. From 2019 until its business combination in December of 2020, Mr. Bradley served as the Chief Financial Officer and Secretary of Haymaker II. From 2017 until its business combination in March 2019, he served as the Chief Financial Officer of Haymaker I. Since 2016, Mr. Bradley has served as the
Co-CEO
and a member of the board of directors of The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies. Mr. Bradley has also previously served on the board of directors of Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to January 2020 and The Lovesac Company, Inc. (Nasdaq: LOVE) from 2010 to 2018. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. (Nasdaq: JMBA) from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.

Joseph Tonnos
, one of our Senior Vice Presidents since July 2020, is a Principal and Associate Portfolio Manager at Meteora Capital, LLC and the Chief Financial Officer of GSR II Meteora Acquisition Corp., a special purpose acquisition company that completed its $316 million initial public offering on March 1, 2022. He previously served as a Vice President and Principal at Mistral from July 2017 to March 2021 and as Associate Portfolio Manager at Glazer Capital, LLC from March 2021 to December 2021. Mr. Tonnos has over 10 years of experience investing in and advising acquisition candidates, completing due diligence, financial modeling and deal structuring. From 2019 until its business combination in December 2020, Mr. Tonnos served as the Senior Vice President of Haymaker II. From 2017 until its business combination in March 2019, he was an officer of Haymaker I. His experience spans evaluating, executing and monitoring public, private and venture capital investments. He has advised companies and shareholders on capital raising, mergers, acquisitions, divestitures, leveraged buyouts and capital structure alternatives. In the last five years he served or continues to serve on the boards of Worldwise, Inc., a privately held pet products company, Los Sundays Tequila, a lifestyle beverage company, and B’more Organic, an Icelandic Skyr drinkable yogurt producer. Mr. Tonnos has also been a board observer of The Lovesac Company, Inc. (Nasdaq: LOVE) from 2017 to 2021 and the Co-Sponsor of Ketch
Ventures, LLC, an early-stage consumer investment fund since 2017. Mr. Tonnos also serves as a Venture Partner at Natureza Growth Partners, a growth equity firm focused on impactful consumer brands. Mr. Tonnos also serves on the Advisory Board of Niagara University. Prior to Mistral, Mr. Tonnos served as an investment banker at Bank of America Merrill Lynch from 2015 to 2017 and Lazard Ltd from 2013 to 2015 in the Consumer & Retail groups and as a foreign exchange trader at CIBC Capital Markets from 2011 to 2013. Mr. Tonnos received his B.S. and M.B.A. from Niagara University, graduating magna cum laude.
Frederic H. Mayerson
, one of our directors since March 2021, is a finance and law professional with over 40 years of venture capital, consumer and entertainment and real estate experience. Mr. Mayerson has been the Founder, Chairman and Managing General Partner of Maywic Select Investments, a venture capital firm focusing on growth companies, since 2013, and the Founder and Principal of The Frederic H. Mayerson Group, a diversified investment firm, since 1974. Mr. Mayerson has board and operation experience and has served as a member of the board of directors at numerous corporate and non-profit
organizations. Mr. Mayerson currently serves on the board of Fortis Security Products, LLC, a provider of security products for financial institutions, pharmacies and other commercial applications, since 2018; ThinOptics, Inc., a reading glasses company, since 2017; and GoldieBlox, Inc., a a toy and entertainment company for girls that designed to develop early interest in engineering and confidence in problem-solving, since 2014. Mr. Mayerson’s has served as a director of Peloton Interactive, Inc., a connected fitness and entertainment company, from 2014 to 2015,
Build-A-Bear
Workshop, Inc., a plush toy retailer, from 1999 to 2002, ITC Telcom, from 1994—1996, Cap Toys, a toy producer, from 1987 to 1997, and
Chi-Chi’s,
a Mexican restaurant chain, from 1980 to 1984. Mr. Mayerson’s non-profit
organization experience includes: Trustee of The Mayerson Foundation (1986 to present); Member of the League of American Theatres and Producers (1983 to 2018); Member of the Board of Advisors of The Korey String Institute of the National Football League (2010 to 2013); Director of The Robert F. Kennedy Center for Human Rights (2007 to 2010); and Director of Board of Advisors of U.S. Bank (2002 to 2008). Mr. Mayerson is also a Broadway producer, having co-produced
12 Tony Award winning musicals and a Pulitzer Prize winning drama. He was Chairman of United Sports Ventures, an owner of minor league baseball and hockey teams that won six championships. Mr Mayerson practiced law in New York City at Robinson Silverman Pearce LLP (n/k/a Bryan Cave Leighton Paisner LLP) from 1972 to 1974 before embarking on his business career and founding The Frederic H. Mayerson Group in 1974. Mr. Mayerson received Juris Doctor degree in law from the University of Michigan and a B.S. from Miami University. Mr. Mayerson is qualified to serve as a director due to his experience with consumer companies, finance and operations as a director, advisor, manager and investor.

Roger Meltzer, Esq.
, one of our directors since March 2021, is a distinguished global leader, having produced substantial innovations for global firms, including one of the largest and most well-known firms in the world while demonstrating agility, compassion, and consistency, who has successfully navigated firms and local offices through challenges such as major worldwide financial headwinds, transnational cyberattacks and global pandemics, who has clearly established moral and business imperatives and has pioneered industry precedents for institutionalized equality, diversity and inclusivity and nurtured a global iconic pro bono effort, and who is known for leading and nurturing entrepreneurial, high performing, and team centric cultures. Mr. Meltzer practiced law at DLA Piper LLP from 2007 to 2021 and held various roles: Global
Co-Chairman,
from 2015 to 2021; Americas
Co-Chairman,
from 2013 to 2021; Member, Office of the Chair, from 2011 to 2021; Member, Global Board, from 2008 to 2021;
Co-Chairman,
U.S. Executive Committee, from 2013 to 2021; Member, U.S. Executive Committee, from 2007 to 2021; and Global
Co-Chairman,
Corporate Finance Practice, from 2007 through 2015. Since 2021, Mr. Meltzer has served as Chairman Emeritus of DLA Piper LLP. Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 through 2007 where he was a member of the Executive Committee from 1987 through 2007,
Co-Administrative
Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the board of directors of Lionheart Acquisition Corporation II (Nasdaq: LCAP), a special purpose acquisition company that announced its business combination with MSP Recovery, LLC, Lionheart III Corp (Nasdaq: LION), A special purpose acquisition company that completed its $125 million initial public offering on November 3, 2021, is a director nominee of Lionheart IV Corp., a special purpose acquisition company that has not yet completed its initial public offering, and Haymaker Acquisition Corp. IV, a SPAC that has not yet completed its initial public offering. In addition, Mr. Meltzer has served on the board of directors of Nordic Aviation 17 Limited and Nordic Aviation 20 Limited, subsidiaries of Nordic Aviation Capital, since December 2021, Ubicquia LLC, a privately-held smart lighting solutions provider, since February 2021, the Advisory Board of Harvard Law School’s Center on the Legal Profession since May 2015 and the Board of Trustees of New York University Law School since September 2011. In addition, Mr. Meltzer served on the Corporate Advisory Board of the Johns Hopkins Carey Business School from January 2009 to December 2012. He has also previously served on the board of directors of The Legal Aid Society from November 2013 to January 2020, The Hain Celestial Group, Inc. from December 2000 to February 2020 and The Coinmach Service Corporation from December 2009 to June 2013. Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received his Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. Roger Meltzer, Esq. is qualified to serve as a director due to his experience representing corporate clients on high-profile, complex, and cross-border matters and his leadership qualities.
Stephen W. Powell
, one of our directors since March 2021, invests in and advises private growth companies in the consumer products, services and technologies sectors. His experience spans investment, corporate finance, public accounting and corporate operating roles. From 2019 until its business combination in December 2020, Mr. Powell served as a director of Haymaker II. Since March 2019, Mr. Powell has served as a member of the board of directors and a member of the audit and compensation committees of OneSpaWorld, and since 2013 as a member of the board of directors and a member of the audit committee of Massage Envy Holdings. Previously, he served as a member of the boards of directors of Atkins Nutritionals from 2010 to 2017 and Strivectin Skincare from 2009 to 2011. Mr. Powell served as a managing director of Prospect Capital Management from 2015 to 2017 and as a senior advisor to private equity firms Roark Capital Group from 2012 to 2015 and Catterton Partners from 2009 to 2011. From 2006 to 2009,
Mr. Powell co-led the
capitalization, acquisitions, operations and sale of a national-scale consumer services, specialty retail and direct marketing business. From 2001 to 2006, Mr. Powell was head of Consumer Investment Banking for RBC Capital Markets. Previously, Mr. Powell served in investment banking positions with Prudential Securities, Wheat First Securities, L.F. Rothschild and Merrill Lynch Capital Markets and as an audit manager with Arthur Andersen & Co. Mr. Powell earned an M.B.A. and a B.S. in Commerce from the University of Virginia. Mr. Powell is qualified to serve as a director due to his experience with corporate governance, finance and operations as a director, advisor, manager and investor.
Brian Shimko
, one of our Senior Vice Presidents since February 2022, has served as a Partner at Maywic Select Investments, a private venture capital fund, since April 2017. Mr. Shimko has over 15 years of experience in investing in and advising acquisition candidates, completing due diligence, financial modeling, and deal structuring. He has served on the boards of Fortis Security Products, LLC., a privately held banking infrastructure company, since 2018, and Lake Ridge Academy, a private school located in North Ridgeville, Ohio, since 2017. Prior to Maywic, Mr. Shimko served as a Manager of Merger and Acquisitions at Ernst & Young from 2016 to 2017 and held various financial analysis positions at General Electric (NYSE: GE) from 2007 to 2016. Mr. Shimko received his B.A. from Fordham University and his M.B.A. from the University of Michigan.
Number and Terms of Office of Officers and Directors
Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq (December 31, 2022). The term of office of the first class of directors, consisting of Mr. Powell, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Meltzer and Mayerson, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Heyer and Heyer, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and
a limited exception, the rules of
Nasdaq and Rule 10A-3 of the
Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.
Subject to phase-in rules and
a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee
We have established an audit committee of the board of directors. Messrs. Mayerson, Meltzer and Powell serve as members of our audit committee, and Mr. Powell chairs the audit committee. All of the members of the audit committee are independent.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Powell qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and system of internal control and independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all
audit
and non-audit services
to be provided by the independent auditors or any other registered public accounting firm engaged by us, establishing pre-approval policies
and procedures and approving all related fees and other terms of engagement;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•
verifying the rotation of the lead audit partner having primary responsibility for the audit, the concurring audit partner and the audit partner response for reviewing the audit as required by law, and setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures, (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (3) all relationships between the independent registered public accounting firm and the Company to assess the independent registered public account firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management (including our internal audit group) and our independent registered public accounting firm;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Messrs. Meltzer, Mayerson and Powell. Mr. Mayerson serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Messrs. Meltzer, Mayerson and Powell are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to the board of directors with respect to management compensation, and any incentive compensation, equity-based plans and pension plans, if any, that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting our directors and officers in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefits arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.
However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Mayerson, Meltzer, and Powell. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). A copy of the Code of Ethics can be found as an Exhibit to our Form
S-1
and will also be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.
None of our executive officers or directors have received any cash compensation for services rendered to us. We pay an affiliate of our sponsor for office space, utilities, secretarial and administrative services provided to members of our management team $20,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred
in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred
in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 39,687,500 shares of our common stock, consisting of (i) 31,750,000 shares of our Class A common stock and (ii) 7,937,500 shares of our Class B common stock, issued and outstanding as of April 6, 2022.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Haymaker Sponsor III LLC (our sponsor) (2)	—	—	7,937,500	100%	20%
Steven J. Heyer (2)	—	—	7,937,500	100%	20%
Andrew R. Heyer (2)	—	—	7,937,500	100%	20%
Christopher Bradley (2)	—	—	—	—	—
Joseph M. Tonnos (2)	—	—	—	—	—
Frederic H. Mayerson (2)	—	—	—	—	—
Roger Meltzer, Esq. (2)	—	—	—	—	—
Stephen W. Powell (2)	—	—	—	—	—
All officers and directors as a group (7 individuals)	—	—	7,937,500	100%	20%
Glazer Capital, LLC (3)	2,941,279	9.26%			7.4%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 501 Madison Avenue, Floor 12, New York, NY 10022.
(2)
Haymaker Sponsor III LLC, our sponsor, is the record holder of the shares reported herein. Steven J. Heyer and Andrew R. Heyer are the managing members of our sponsor and have voting and investment discretion with respect to the securities held of record by our sponsor and may be deemed to have shared beneficial ownership of the securities held directly by our sponsor. All of our officers and directors are members of our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)
According to Schedule 13G filed February 14, 2022, Glazer Capital, LLC and Paul Glazer acquired 2,941,279 shares of Class A common stock. Paul Glazer is the Managing Member of Glazer Capital, LLC. The business address of each of the reporting person is 250 West 55 th
Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans
None.
Changes in Control
For more information on the Business Combination, see “Item 1. Business.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On July 6, 2020, our sponsor purchased an aggregate of 8,625,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.003 per share. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 34,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. As a result of the partial exercise of the over-allotment option to purchase 1,750,000 units, the sponsor forfeited 687,500 founder shares on March 5, 2021 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The founder shares forfeited by the sponsor were cancelled by the Company.
Our sponsor purchased an aggregate of 5,333,333 private placement warrants, at a price of $1.50 per warrant, or $8,000,000 in the aggregate), in a private placement that will close simultaneously with the closing of our initial public offering. On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option in part, resulting in the sponsor paying an aggregate of $350,000 in exchange for an additional 233,333 private placement warrants. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
We pay an affiliate of our sponsor $20,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred
in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

On July 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of June 30, 2021 or the completion of the initial public offering. The outstanding balance under the Note of $164,000 was repaid on March 5, 2021.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis.
If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. On February 28, 2022, our sponsor agreed to loan the Company an aggregate of up to $350,000 pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing.
As of February 28, 2022, the outstanding balance under the Promissory Note is $208,827. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
Any of the foregoing payments to an affiliate of our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account and may be made from interest earned on the trust account and released to us to pay our taxes.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants that may be issued upon the conversion of working capital loans.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” will be defined in the policy as any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of
Regulation S-K under
the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with
an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence
Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Messrs. Mayerson, Meltzer, and Powell are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $139,000. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $47,380. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.
Tax Fees
. During the year ended December 31, 2021, we paid Marcum $7,200 for tax services, planning and advice.
All Other Fees
. We did not pay Marcum for any other services for the year ended December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-1
Balance Sheets as of December 31, 2021 and December 31, 2020	F-2
Statements of Operations for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020	F-3
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020	F-4
Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020	F-5
Notes to Financial Statements	F-6

(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on
F-1
on this Report.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Haymaker Acquisition Corp. III
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Haymaker Acquisition Corp. III (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time and if the Company is unable to complete a Business Combination by the close of business on March 4, 2023, the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP
We have served as the Company’s auditor since 2020.
Houston, TX
April 6, 2022

F-1

HAYMAKER ACQUISITION CORP. III
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$130,359	$1,594
Due from Sponsor	300	—
Prepaid expenses	320,959	—

Total current assets	451,618	1,594
Deferred offering costs	—	145,906
Investments held in Trust Account	317,581,791	—

Total Assets	$318,033,409	$147,500

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$281,304	$—
Accrued expenses	1,830,000	—
Franchise tax payable	160,874	—
Sponsor note	—	122,500

Total current liabilities	2,272,178	122,500
Warrant liabilities	9,778,666	—
Deferred underwriting fee payable	11,112,500	—

Total Liabilities	23,163,344	122,500

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 31,750,000 and 0 shares at redemption value of $10.00 per share at December 31, 2021 and December 31, 2020, respectively	317,500,000	—
Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 31,750,000 and 0 shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,937,500 and 8,625,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	794	863
Additional paid-in capital	—	24,137
Accumulated deficit	(22,630,729)	—

Total Stockholders’ (Deficit) Equity	(22,629,935)	25,000

Total Liabilities and Stockholders’ (Deficit) Equity	$318,033,409	$147,500

The accompanying notes are an integral part of these financial statements.

F-2

HAYMAKER ACQUISITION CORP. III
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from July 6, 2020 (inception) through December 31, 2020

Operating and formation costs	$3,121,694	$—
Franchise tax expense	200,000	—

Loss from operations	(3,321,694)	—
Transaction costs allocated to warrant liabilities	(966,646)	—
Net gain on investments held in Trust Account	81,791	—
Excess of private placement warrant fair value over purchase price	(3,507,000)	—
Change in fair value of warrant liabilities	18,826,459	—

Net income	$11,112,910	$—

Basic and diluted weighted average shares outstanding, Class A common stock	26,265,068	—

Basic net income per share, Class A common stock	$0.33	$—
Diluted net income per share, Class A common stock	$0.32	$—

Basic weighted average shares outstanding, Class B common stock	7,860,788	7,500,000

Basic net income per share, Class B common stock	$0.33	$—
Diluted weighted average shares outstanding, Class B common stock	$8,058,048	7,500,000
Diluted net income per share, Class B common stock	$0.32	$—

The accompanying notes are an integral part of these financial statements.

F-
3

HAYMAKER ACQUISITION CORP. III
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM JULY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, July 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Sale of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net income	—	—	—	—	—	—	—

Balance, December 31, 2020	—	—	8,625,000	$863	$24,137	$—	$25,000
Forfeiture of Class B common stock	—	—	(687,500)	(69)	69	—	—
Remeasurement of Class A common stock to redemption amount	—	—	—	—	(24,206)	(33,743,639)	(33,767,845)
Net income	—	—	—	—	—	11,112,910	11,112,910
Balance, December 31, 2021	—	$—	7,937,500	$794	$—	$(22,630,729)	$(22,629,935)

The accompanying notes are an integral part of these financial statements.

F-
4

HAYMAKER ACQUISITION CORP. III
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from July 6, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income	$11,112,910	$—
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	966,646	—
Net gain on investments held in Trust Account	(81,791)	—
Excess of private placement warrant fair value over purchase price	3,507,000	—
Change in fair value of warrant liabilities	(18,826,459)	—
Changes in operating assets and liabilities:
Due from Sponsor	(300)
Prepaid expenses	(320,959)	—
Accounts payable	281,304
Accrued Expenses	1,830,000	—
Franchise tax payable	160,874	—

Net cash used in operating activities	(1,370,775)	—

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(317,500,000)	—

Net cash used in investing activities	(317,500,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriter’s discount paid	311,150,000	—
Proceeds from Sponsor note	41,500	122,500
Repayment of Sponsor note	(164,000)	—
Proceeds from sale of private placement warrants	8,350,000	—
Payment of offering costs	(377,961)	(145,906)
Proceeds from sale of Class B common stock to Sponsor	—	25,000

Net cash provided by financing activities	318,999,539	1,594

Increase in cash	128,765	1,594
Cash at beginning of period	1,594	—

Cash at end of period	$130,359	$1,594

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$11,112,500	$—

Initial classification of warrant liabilities	$28,605,125	$—

Remeasurement of Class A common stock subject to possible redemption to redemption value	$33,767,845	$—

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$130,355	$—

The accompanying notes are an integral part of these financial statements.

F-
5

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the year ended December 31, 2021 and for the period from July 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating
income or loss on the change in fair value of warrant liabilities.
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Haymaker Sponsor III, LLC (the “Sponsor”) generating gross proceeds of $8,000,000, which is described in Note 4.
On March 3, 2021, the underwriters partially exercised the over-allotment option by purchasing
1,750,000
Units at an offering price of
$10.00
per Unit (generating gross proceeds of
 $17,500,000
), which was settled on March 5, 2021. In connection with the exercise of the over-allotment option, on March 5, 2021, the Company sold
 233,333 Private Placement Warrants (the “Additional Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $350,000
, this amount was purchased on March 4, 2021, in anticipation of the closing of the over-allotment option.
As a result, an additional $17,500,000 (which amount includes $612,500 of the underwriters’ deferred discount) was placed in the Trust Account. As a result of the partial exercise of the over-allotment option to purchase 1,750,000 Units, the Sponsor forfeited 687,500 Founder Shares on March 5, 2021 in order to maintain ownership of 20% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.
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

F-
6

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Transaction costs related to the issuances described above amounted to $17,986,366, consisting of $6,350,000 of underwriting fees, $11,112,500 of deferred underwriting fees and $523,866 of other offering costs. In addition, at December 31, 2021 and December 31, 2020, $130,359 and $1,594 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.
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

F-
7

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of remaining stockholders and board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to all of the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, all such shares of Class A common stock are recorded at redemption amount and classified as temporary equity since the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480—
Distinguishing Liabilities from Equity
.
Business Combination Agreement
On December 13, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with the Sponsor, BioTe Holdings, LLC, a Nevada limited liability company (“Biote”), BioTe Management, LLC, a Nevada limited liability company, Dr. Gary Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the members’ representative (in such capacity, the “Members’ Representative”). Upon the closing of the Business Combination (the “Closing”), the Company will change its name to “biote Corp.” The aggregate consideration that will be paid to or retained by the members of Biote (the “Members”) immediately prior to the closing of the Business Combination upon the Closing is approximately $555,000,000, subject to the purchase price adjustments set forth in the Business Combination Agreement. Following the Closing, the Combined Company will be organized in an “UP-C” structure in which substantially all of the assets and business of the Combined Company will be held by Biote and its direct and indirect subsidiaries (together, the “Biote Companies”), and the Company’s only direct assets will consist of Biote Units (as defined below).
Prior to the Closing, the Company may issue up to $100,000,000 in shares of Class A common stock in a private placement (an “Equity Financing”), so long as the price per share in such Equity Financing is
not less than $10.00. Pursuant to the terms and conditions of the amended and restated certificate of incorporation, in connection with the
Closing of the Business Combination
, all then-outstanding shares of Class B common stock will be converted into shares of Class A common stock on a one-for-one basis (the “Class B Common Stock Conversion
”), subject to adjustment and Class B Common Stock shall not be convertible into Class A Common Stock at a rate of less than one-to-one.

F-
8

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Immediately prior to the Closing, Biote will (i) effectuate a recapitalization, pursuant to which all its Class A Units, Class AA Units, Class AAA Units and Class AAAA Units held by the Members will be converted or exchanged (whether by direct exchange, merger or otherwise) into a number of equity interests in Biote designated as “Class A Common Units” (“Biote Units”) in the amounts determined in accordance with Biote’s Second Amended and Restated Operating Agreement (the “Biote A&R OA”), which will be entered into prior to the Closing, the result of which will be that the Members will hold a single class of Biote Units as of immediately prior to the Closing and (ii) convert into a Delaware limited liability company. In connection with the Business Combination, BioTE Medical, LLC (“Biote Medical”), a subsidiary of Biote, has entered into a debt commitment letter with Truist Bank and Truist Securities, Inc. to obtain (i) a $50,000,000 senior secured revolving credit facility in favor of Biote Medical and (ii) a $125,000,000 senior secured term loan A facility in favor of Biote Medical (together, the “Debt Facilities,” and any such financing, together with any alternative financing obtained by the Company, Biote or any Biote subsidiary, the “Debt Financing”). Each holder of phantom equity in any of Biote or its direct or indirect subsidiaries (each, a “Phantom Equity Holder”) has entered into a phantom equity acknowledgement (each, a “Phantom Equity Acknowledgement”) effective as of the Closing, which shall, among other things, confirm the number of shares of Class A common stock to be issued to such Phantom Equity Holder pursuant to the biote Corp. 2022 Equity Incentive Plan (the “Incentive Plan”) in satisfaction of his or her phantom equity rights and the vesting schedule for such shares.
Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the Closing, (x) in exchange for the Closing Biote Units (as defined below), the Company will transfer cash in an amount equal to (i) the cash in the trust account and any cash held by the Company outside of the trust account, less (ii) the amounts required by the redemptions of Class A common stock by the public stockholders, plus (iii) the aggregate proceeds to be received by the Company pursuant to any Equity Financing, (y) the Biote Companies will receive the aggregate proceeds from the Debt Financing (the aggregate amounts described in (x) and (y), the “Closing Date Cash”) in accordance with and in the priority set forth in the Business Combination Agreement and as described further below, and (z) the Company will issue to Biote a number of shares of its Class V common stock, par value
$0.0001
per share (the “Class V Voting Stock”) equal to the number of Retained Biote Units (as defined below), which will entitle the holder thereof to one vote per share but no right to dividends or distributions. Biote will immediately thereafter distribute the Class V Voting Stock to its Members pursuant to the Biote A&R OA. The “Cash Consideration” will be equal to the portion of the aggregate consideration paid or payable to the Gary S. Donovitz 2012 Irrevocable Trust (the “Selling Member”) that is paid in cash, which amount shall in no event exceed
$199,000,000.
At the Closing and in consideration for the acquisition of Biote Units by the Company, the Company and the Biote Companies will, subject to the Business Combination Agreement and the Trust Agreement (as defined in the Business Combination Agreement), disburse the Closing Date Cash for the following purposes and in the following order of priority: (a) first, payment of unpaid Transaction Expenses (as defined in the Business Combination Agreement), (b) second, payment to Biote (for use by the Biote Companies) in the amount of $75,000,000, (c) third, payment of Cash Consideration to the Selling Member in the amount of $50,000,000, (d) fourth, payment to Biote (for use by the Biote Companies) in the amount of $75,000,000, (e) fifth, payment of Cash Consideration to the Selling Member in the amount of $75,000,000, (f) sixth, payment to Biote and the Selling Member such that Biote and the Selling Member receive 37.8% and 62.2%, respectively, of the remaining Closing Date Cash until Biote and the Selling Member have received aggregate payments pursuant to this clause (f) equal to $45,000,000 and $74,000,000, respectively, and (g) seventh, payment to Biote (for use by the Biote Companies).
At the Closing, Biote will issue to the Company a number of Biote Units (the “Closing Biote Units”) equal to the aggregate number of shares of Class A common stock issued and outstanding as of immediately prior to the Closing (after giving effect to any redemptions of Class A common stock, any Equity Financing, the Class B

F-
9

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Common Stock Conversion and the forfeiture of up to 793,750 shares of Class B common stock held by the sponsor in the event cash available to the Company at the Closing is less than $206,400,000). The Members will, immediately following the Closing, retain an aggregate number of Biote Units (such Biote Units retained by the Members, the “Retained Biote Units”) equal to the following (without duplication between clauses (y) and (z)): (w) (i) (A) Biote’s equity value (i.e.,
$555,000,000),
minus (B) the aggregate amount of Company Transaction Expenses (as defined in the Business Combination Agreement), minus (C) the Cash Consideration, if any, divided by (ii)
$10.00,
plus (x) the Member Earnout Units (as defined below), minus (y) a number of Biote Units equal to the number of shares of Class A common stock to be issued to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgements (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), minus (z) a number of Biote Units equal to the quotient of (i) the amount of cash payable to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgments (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), divided by (ii) $10.00.
In connection with the Closing, on the date of the Closing (the “Closing Date”) (a) the Members on a pro rata basis will subject (
i) 10,000,000
Retained Biote Units held by them (the “Member Earnout Units”) and (ii) 10,000,000 shares of Class V Voting Stock distributed to them by Biote (the “Earnout Voting Shares”), (b) the Sponsor will subject
 1,587,500
shares of Class A common stock held by it after giving effect to the Class B Common Stock Conversion (the “Sponsor Earnout Shares”), and (c) the Company will subject a number of Biote Units equal to the number of Sponsor Earnout Shares (the “Sponsor Earnout Units,” and, together with the Sponsor Earnout Shares, the Earnout Voting Shares and the Member Earnout Units, the “Earnout Securities”), to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control (as defined in the Business Combination Agreement). The Earnout Securities will have voting rights but no right to dividends or distributions (except for certain tax distributions from Biote in accordance with the Biote A&R OA) until such restrictions and potential forfeiture have lapsed. One third of each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest upon the occurrence of each of the following events: (i) the first time, prior to the five-year anniversary of the Closing Date (the “Earnout Deadline”), the volume-weighted average share price of the Class A common stock (the “VWAP”) equals or exceeds
$12.50 per share for 20
Trading Days (as defined in the Business Combination Agreement) of an
y 30
consecutive Trading Day period following the Closing, (ii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds
$15.00 per share for 20 Trading Days of any 30
consecutive Trading Day period following the Closing, and (iii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $17.50 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing. If a definitive agreement with respect to a Change of Control (as defined in the Business Combination Agreement) is entered into on or prior to the Earnout Deadline, then effective as of immediately prior to closing of such Change of Control, unless previously vested pursuant to clauses (i) through (iii) of the preceding sentence, each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest.
Assuming that none of the Company’s current stockholders exercise their right to redeem their shares of Class A common stock of the Company and Company Transaction Expenses (as defined in the Business Combination Agreement) equal $11,521,000, as of immediately following the Closing and without giving effect to the outstanding warrants to purchase Class A common stock or issuance of any shares under the Incentive Plan or biote Corp. 2022 Employee Stock Purchase Plan, but including the Earnout Securities, the Combined Company is expected to own, directly or indirectly, approximately 49.9% of the Biote Units and will control Biote as the sole manager of Biote in accordance with the terms of the Biote A&R OA and all remaining Biote Units will be owned by the Members. The Members are expected to hold a controlling interest in the Company after the Closing and will therefore have the ability to control Biote.

F-1
0

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Beginning on the six month anniversary of the Closing, each Retained Biote Unit held by the Members may be redeemed, together with one share of Class V Voting Stock and subject to certain conditions, in exchange for either one share of Class A common stock or in certain circumstances, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Biote A&R OA (such exchange rights, as further described in the Biote A&R OA, the “Exchange Rights”).
Consummation of the Business Combination is subject to customary mutual conditions and covenants of the respective parties, including the receipt of the requisite approval of the Company’s stockholders. The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination by mutual written consent of the Company and Biote and in certain other limited circumstances, including if the consummation of the Business Combination has not occurred on or before June 13, 2022, which is prior to the Company’s initial Business Combination deadline of March 4, 2023. The Business Combination Agreement contains usual and customary representations and warranties for transactions of this nature by the parties thereto. The Business Combination Agreement has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the Business Combination Agreement and approve the Business Combination.
On February 11, 2022, the Company filed a preliminary proxy statement with the SEC setting forth all of the above information and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders to approve, among other things, the Business Combination Agreement and the Business Combination.
Other Agreements - Business Combination
The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:
Tax Receivable Agreement
Simultaneously with the Closing, the Company, BioTE, the Members and the Members’ Representative will enter into a tax receivable agreement (the “Tax Receivable Agreement”), which will provide for, among other things, payment by the Company to the Members of 85%
of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained BioTE Units for Class A Common Stock or cash.
Second Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Bylaws of the Company
In connection with the Closing, the Company will amend and restate (i) subject to receipt of Company Stockholder Approval, its current Certificate of Incorporation by adopting the Second Amended and Restated Certificate of Incorporation of the Company (the “Second A&R Certificate of Incorporation”) and (ii) the current Bylaws of the Company by adopting the Amended and Restated Bylaws of Company (the “A&R Bylaws”), to establish a structure containing Class A Common Stock, which will carry such economic and voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws, and Class V Voting Stock, which will carry only such voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws.

F-1
1

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Second Amended and Restated Operating Agreement of Biote
At the Closing, the Combined Company, Biote and the Members will enter into the Biote A&R OA, which will, among other things, permit the issuance and ownership of Biote Units as contemplated to be issued and owned upon the consummation of the Business Combination, designate the Combined Company as the sole manager of Biote, provide for the Exchange Rights, set forth the rights and preferences of the Biote Units, and establish the ownership of the Biote Units by the persons or entities indicated in the Biote A&R OA.
Sponsor Letter
In connection with the execution of the Business Combination Agreement, certain of the Company’s officers and directors, the Company, the Sponsor, Biote and the Members’ Representative entered into a letter agreement (the “Sponsor Letter”), pursuant to which, among other things, the Sponsor agreed to (i) vote, at any duly called meeting of stockholders of the Company, in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) subject to certain exceptions, not to effect any sale or distribution of any of its shares of Class B common stock or private placement warrants and (iii) waive any and all anti-dilution rights described in the amended and restated certificate of incorporation or otherwise with respect to the shares of Class B common stock held by the Sponsor that may be implicated by the Business Combination such that the Class B Common Stock Conversion will occur as discussed herein.
Investor Rights Agreement
At the Closing, the Company, the Members, the Sponsor, the Members’ Representative and certain other parties will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Registration Rights Agreement, dated as of March 1, 2021, entered into in connection with the Company’s initial public offering will be terminated, (ii) the lock-up period set forth in the Investor Rights Agreement will supersede the lock-up period set forth in the letter agreement, dated March 1, 2021, entered into in connection with the Company’s initial public offering, (iii) the Company will provide certain registration rights for the shares of Class A common stock held by the Members, the Sponsor, and certain other parties, (iv) the Members will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A common stock, Class V Voting Stock and the Biote Units held by such Members for six months following the Closing, and the Member Earnout Units until the date such securities have been earned in accordance with the Business Combination Agreement and (v) the Sponsor will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A common stock (other than the Sponsor Earnout Shares) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A common stock, f or 30 days following the Closing Date
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

F-1
2

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. As of December 31, 2021, the Company has not used any interest earned from the Trust Account to pay taxes.
Indemnity
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business
(except for the Company’s independent registered public accountant), execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of December 31, 2021, the Company had $130,359 in cash held outside of the Trust Account and a working capital deficit of $1,820,560. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above and potential Working Capital Loans, as discussed in Note 5. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on March 4, 2023, at which time the Company will cease all operations except for the purpose of liquidating, or if the Sponsor will commit to the Working Capital
Loans, by which, in February 2022, the Company entered into a promissory note with the Sponsor in the amount of $350,000 (see Note 11).
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-1
3

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Use of Estimates
The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets, liabilities, and expenses at the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

F-1
4

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Investments Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
All of the 31,750,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.
As of December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds from the Initial Public Offering	$317,500,000
Less:
Proceeds allocated to Public Warrants	(16,748,125)
Issuance costs allocated to Class A common stock	(17,019,720)
Plus:
Remeasurement of carrying value to redemption value	33,767,845

Class A common stock subject to possible redemption—December 31, 2021	$317,500,000

There were no shares of Class A common stock outstanding as of December 31, 2020.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—
Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for temporary
equity contracts that are classified as assets and liabilities are expensed immediately. The

F-1
5

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Company incurred offering

costs amounting to $
17,986,366
as a result of the Initial Public Offering (consisting of $
6,350,000
of cash underwriting discounts, $
11,112,500
in deferred underwriting fees and $
523,866
of other offering costs). As such, the Company recorded $
17,019,720
of offering costs as a reduction of
temporary

equity in connection with the shares of Class A common stock included in the Units. The C
o
mpany expensed $
966,646
of offering costs allocated to the Public Warrants and Private Placement Warrants that were classified as liabilities.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a binomial lattice model and the fair value of the Private Warrants was estimated using a Black-Scholes Option Pricing model (see Note 9). The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market, which has been available since April 29, 2021, under the ticker HYACW was used.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740—
Income Taxes
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company, for tax purposes, had a loss from operations during the year ended December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

F-1
6

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Net Income Per Share of Common Stock
Net income per common share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 1,125,000 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). Net income is allocated between Class A and Class B shares based on weighted average shares outstanding. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,504,166 shares in the calculation of diluted income per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The calculation does not include the remeasurement of Class A common stock to possible redemption amount because redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year ended December 31, 2021		For the Period from July 6, 2020 (inception) Through December 31, 2020
	Class A	Class B	Class A	Class B

Numerator:
Net income - Basic	$8,553,085	$2,559,825	—	$—
Effect of dilutive securities:
Class B common stock subject to forfeiture	(49,156)	49,156	—	—
Net income - Diluted	$8,503,929	$2,608,981	—	$—

Denominator:
Weighted average shares outstanding - Basic	26,265,068	7,860,788	—	7,500,000
Effect of dilutive securities:
Class B common stock subject to forfeiture	—	197,260	—	—
Weighted average shares outstanding - Diluted	26,265,068	8,058,048	—	7,500,000
Basic net income per share	$0.33	$0.33	—	$0.00
Diluted net income per share	$0.32	$0.32	—	$0.00
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

F-1
7

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The

carrying amounts reflected in the balance sheets for cash, prepaid expenses, accrued expense, and franchise tax payable approximate fair value due to their short-term nature.
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
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU
2020-06
is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU
2020-06
effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU
2020-06
did not have a material impact on the financial statements for the fiscal year ended December 31, 2021.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fourth
of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. No fractional warrants were issued upon separation of the Units and only whole warrants were traded. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50
(see Note 7).

F-1
8

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

In

addition, the 8,625,000 shares of Class B common stock of the Company (the “Founder Shares”) held by the Sponsor (prior to the exercise of the over-allotment) included an aggregate of up to 1,125,000 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Sponsor would own 20% of issued and outstanding common stock after the Initial Public Offering. As a result of the partial exercise of the over-allotment option to purchase 1,750,000 Units, the Sponsor forfeited 687,500 Founder Shares on March 5, 2021 in order to maintain ownership of 20% of issued and outstanding shares of the C
o
mpany. The Founder Shares forfeited by the Sponsor were cancelled by the
Company.
NOTE 4. PRIVATE PLACEMENT
Simultaneously
with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of
5,333,333
warrants at a price of $
1.50
per warrant in a private placement (the “Private Placement Warrants”), generating proceeds of $
8,000,000
in the aggregate. On March 4, 2021, the underwriters notified the Company of their intention to exercise the over-allotment option in part, resulting in the Sponsor paying an aggregate of $
350,000
in exchange for an additional
233,333
Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $
11.50
per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The excess of fair value of the Private Placement Warrants over the cash received for such warrants totaled $
3,507,000
, which was expensed at the date of the Initial Public Offering. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.
The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.
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
Pursuant to the letter agreement, the Sponsor, officers and directors have agreed to vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the Initial Business Combination.

F-
19

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Administrative Services Agreement
The Company entered into an agreement whereby, commencing on March 4, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. The total amounts of administrative service fees expensed for the year ended December 31, 2021 was $198,000. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note—Related Party
On July 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Note of $164,000 was repaid on March 5, 2021.
Related Party Loans
In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (the “Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.50 per warrant that would be identical to Placement Warrants, including as to exercise price, exercisability and exercise period. The Company has not received any proceeds from Working Capital Loans as of December 31, 2021.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
been
 recorded as deferred underwriting fee payable on the balance sheet as of December 31, 2021. The underwriting agreement provides that the Deferred Underwriting Commission will be waived by the underwriter if the Company does not complete its Initial Business
Combination.

F-2
0

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Placement and Advisory Fees
On September 9, 2021, the Company entered into an agreement (which was amended on November 1, 2021) with an advisor for placement and advisory services in connection with the Business Combination. The agreement calls for the Company to pay the advisor an amount of $3,000,000 only upon the closing of the Business Combination.

On September 12, 2021, the Company entered into an agreement with a second
advisor for placement and advisory services in connection with the Business Combination. The agreement calls for the Company to pay the advisor an amount of $6,500,000 only upon the closing of the Business Combination.
On September 30, 2021, the Company entered into an agreement with a third
advisor for placement and advisory services in connection with the Business Combination. In exchange for such services, the Company will pay the M&A advisor an amount of $4,000,000 upon successful completion of the Business Combination.

On November 4, 2021, the Company entered into an agreement with a fourth
advisor for placement and advisory services in connection with the Business Combination. The agreement calls for the Company to pay the advisor an amount equal to the greater of 4.0% of the total gross proceeds received by the Company from the sale of securities from investors first introduced to the Company by the advisor, or $200,000 payable only upon the closing of the Business Combination.
NOTE 7. WARRANTS
Redeemable Warrants
Each whole Redeemable Warrant is exerci
s
able to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.
Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants were issued upon separation of the units and only whole warrants were traded, requiring a purchase of at least four units to receive or trade a whole warrant. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
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

F-2
1

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

•
if, and only if, the closing price of shares of our Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending on the third tradingÝay prior to the date on which we send the notice of redemption to the warrant holders; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a
30-trading
day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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
Private Placement Warrants
The Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Subsequently, the Sponsor purchased an additional 233,333 Private Placement Warrants for an aggregate purchase price of $350,000 in conjunction with the partial exercise of the underwriters’ overallotment option. Each whole Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at a price of $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

F-2
2

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The

Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until
30
days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Redeemable Warrants.
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
At December 31, 2021, there were 7,937,500 Public Warrants and 5,566,666 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.
At December 31, 2020, there were no Public Warrants or Private Placement Warrants outstanding.
The accounting treatment of derivative financial instruments required that the Company record the warrants as derivative liabilities at fair value upon the closing of the Initial Public Offering. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value.
The warrant liabilities are subject to
re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in reclassification of the warrants have occurred through December 31, 2021.

F-2
3

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 8. INCOME TAX
The income tax provision for the year ended December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(240,421)
State
Current	—
Deferred	—
Change in valuation allowance	240,421

Income tax provision	$—

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$215,597
Net operating loss carryforwards	42,000

Total deferred tax assets	257,597
Valuation allowance	(240,421)
Deferred tax liabilities:
Unrealized gain on investments	(17,176)
Total deferred tax liabilities	(17,176)

Deferred tax assets, net of allowance	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $200,000 that may be carried forward indefinitely.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the
valuation allowance was $240,421.

F-2
4

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021 is as follows:

For the year ended December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Loss on sale of Private Placement Warrants	5.8%
Change in fair value of warrant liabilities	(35.6)%
Non-deductible transaction costs	1.8%
Non-deductible business combination expense	3.9%
Change in valuation allowance	3.1%

Income tax provision	0.0%

Deferred tax assets were deemed to be de minimis as of December 31, 2020.
NOTE 9. STOCKHOLDERS’ EQUITY
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A common stock
— The Company is authorized to issue up to 200,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 31,750,000 and 0 shares of Class A common stock issued or outstanding, including 31,750,000 and 0 shares of Class A common stock subject to possible redemption, respectively.
Class
 B common stock
— The Company is authorized to issue up to 20,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 7,937,500 and 8,625,000 shares of Class B common stock issued and outstanding, respectively.
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

F-2
5

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
one-for-one
basis.
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$317,581,791	$317,581,791	$—	$—
Liabilities
Warrant liability – Public Warrants	$5,715,000	$5,715,000	$—	$—
Warrant liability – Private Placement Warrants	$4,063,666	$—	$—	$4,063,666
The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HYACW. The quoted price of the Public Warrants, on NASDAQ, beginning on April 29, 2021, was $0.72 per warrant as of December 31, 2021.
The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 after the Public Warrants were separately listed and traded.

F-2
6

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At March 4, 2021 (Initial Measurement)
Stock Price on Valuation Date	$10.00
Strike price (Exercise Price per Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.6
Volatility	4% pre-merger / 34% post-merger
Risk-free rate	1.1%
Fair value of warrants	$2.11

The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 4, 2021 (Initial Measurement)	As of December 31, 2021
Stock price	$10.00	$9.80
Strike price	$11.50	$11.50
Probability of completing a Business Combination	85.0%	N/A *
Dividend yield	—%	—%
Term (in years)	6.6	5.8
Volatility	27.4%	11.3%
Risk-free rate	1.1%	1.3%
Fair value of warrants	$2.13	$0.73

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants as of March 4, 2021	27,185,000
Additional warrants issued in over-allotment	1,420,125
Transfer of Public Warrants to Level 1 measurement	(16,748,125)
Change in valuation inputs or other assumptions	(7,793,334)

Fair value as of December 31, 2021	$4,063,666

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $18,826,459 within change in fair value of warrant liabilities in the Statements of Operations for the year ended December 31, 2021 and $0 for the period from July 6, 2020 (inception) through December 31, 2020.

F-2
7

HAYMAKER ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the event described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 28, 2022, the Company entered into a Working Capital Loan (see Note 5) with the Sponsor (the “Sponsor Working Capital Loan”) in the amount of
$350,000
,
pursuant to which the Company received proceeds of
$208,827.

The Sponsor Working Capital Loan is
non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Promissory Note may be convertible into warrants at the option of the Sponsor at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

F-2
8

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated March 1, 2021, by and among the Company, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co., as representative of the several underwriters. (3)

2.1	Business Combination Agreement, dated as of December 13, 2021, by and among the Company, Haymaker Sponsor III LLC, BioTe Holdings, LLC, BioTe Management, LLC, Dr. Gary Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the members’ representative. (4)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	By Laws (1)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.5	Description of Registered Securities.*

10.1	Letter Agreement, dated March 1, 2021, by and among the Company, its officers and directors and the Sponsor. (3)

10.2	Investment Management Trust Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.3	Registration Rights Agreement, dated March 1, 2021, by and between the Company and certain security holders. (3)

10.4	Administrative Support Agreement, dated March 1, 2021, by and between the Company and Mistral Capital Management LLC. (3)

10.5	Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor. (3)

10.6	Amended and Restated Promissory Note issued to Haymaker Sponsor III LLC. (1)

10.7	Securities Subscription Agreement between Haymaker Sponsor III LLC and Haymaker Acquisition Corp. III. (1)

10.8	Sponsor Letter Agreement, dated as of December 13, 2021, by and among the Company, Haymaker Sponsor III LLC, BioTe Holdings, LLC and Teresa S. Weber, in her capacity as the members’ representative. (4)

10.9	Form of Indemnity Agreement. (2)

10.10	Promissory Note issued to Haymaker Sponsor III LLC. (5)

14	Code of Ethics (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter (2)

99.2	Compensation Committee Charter (2)

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on February 12, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on February 22, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 5, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on December 13, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 4, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2022	HAYMAKER ACQUISITION CORP. III

	By:	/s/ Steven J. Heyer
	Name:	Steven J. Heyer
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven J. Heyer Steven J. Heyer	Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2022

/s/ Andrew R. Heyer Andrew R. Heyer	President and Director	April 6, 2022

/s/ Christopher Bradley Christopher Bradley	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2022

/s/ Roger Meltzer Roger Meltzer	Director	April 6, 2022

/s/ Frederic H. Mayerson Frederic H. Mayerson	Director	April 6, 2022

/s/ Stephen W. Powell Stephen W. Powell	Director	April 6, 2022