Form 10-Q
period 2022-03-31
Haymaker Acquisition Corp. III
filed 2022-05-23
CIK 1819253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 20, 2022, there were 31,750,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, issued and outstanding, and 7,937,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

HAYMAKER ACQUISITION CORP. III

PART 1 – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HAYMAKER ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$67,898	$130,359
Due from Sponsor	—	300
Prepaid expenses	297,776	320,959

Total current assets	365,674	451,618
Investments held in Trust Account	317,582,318	317,581,791

Total Assets	$317,947,992	$318,033,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$302,823	$281,304
Accrued expenses	2,664,120	1,830,000
Accrued expenses - related party	137,084	—
Franchise tax payable	50,000	160,874
Convertible promissory note - related party (at fair value)	72,800	—

Total current liabilities	3,226,827	2,272,178
Warrant liabilities	7,427,291	9,778,666
Deferred underwriting fee payable	11,112,500	11,112,500

Total Liabilities	21,766,618	23,163,344

Commitments and Contingencies (see Note 6)
Class A common stock, $0.0001 par value, subject to possible redemption; 31,750,000 at redemption value of $10.00 per share	317,500,000	317,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 31,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,937,500 shares issued and outstanding	794	794
Additional paid-in capital	136,827	—
Accumulated deficit	(21,456,247)	(22,630,729)

Total Stockholders’ Deficit	(21,318,626)	(22,629,935)

Total Liabilities and Stockholders’ Deficit	$317,947,992	$318,033,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating and formation costs	$1,190,366	$58,560
Franchise tax expense	50,000	49,315

Loss from operations	(1,240,366)	(107,875)
Transaction costs allocated to warrant liabilities	—	(962,447)
Unrealized gain on investments held in Trust Account	64,273	14,405
Excess of private placement warrant fair value over purchase pric e	—	(3,507,000)
Change in fair value of convertible promissory note - related party	(800)	—
Change in fair value of warrant liabilities	2,351,375	619,543

Net income (loss)	$1,174,482	$(3,943,374)

Basic and diluted weighted average shares outstanding, Class A common stock	31,750,000	9,505,556

Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.23)

Basic and diluted weighted average shares outstanding, Class B common stock	7,937,500	7,626,389

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.23)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	—	$—	7,937,500	$794	$—	$(22,630,729)	$(22,629,935)
Proceeds received in excess of initial fair value of convertible promissory note - related party	—	—	—	—	136,827	—	136,827
Net income	—	—	—	—	—	1,174,482	1,174,482

Balance, March 31, 2022	—	$—	7,937,500	$794	$136,827	$(21,456,247)	$(21,318,626)

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	—	$—	8,625,000	$863	$24,137	$—	$25,000
Forfeiture of Class B common stock	—	—	(687,500)	(69)	69	—	—
Remeasurement of Class A common stoc k	—	—	—	—	(24,206)	(33,743,639)	(33,767,845)
Net loss	—	—	—	—	—	(3,943,374)	(3,943,374)

Balance, March 31, 2021	—	$—	7,937,500	$794	$—	$(37,687,013)	$(37,686,219)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,174,482	$(3,943,374)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs allocated to warrant liabilitie s	—	962,447
Unrealized gain on investments held in Trust Account	(64,273)	(14,405)
Excess of private placement warrant fair value over purchase price	—	3,507,000
Change in fair value of convertible promissory note - related party	800	—
Change in fair value of warrant liabilities	(2,351,375)	(619,543)
Changes in operating assets and liabilities:
Prepaid expenses	23,183	(577,651)
Due from Sponsor	300	—
Accounts payable	21,518	559
Accrued expenses	834,120	8,657
Accrued expenses - related party	137,084	—
Franchise tax payable	(110,874)	49,314

Net cash used in operating activities	(335,035)	(626,996)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(317,500,000)
Proceeds from Trust Account to pay taxes	63,747	—

Net cash used in investing activities	63,747	(317,500,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	208,827	—
Proceeds from initial public offering, net of underwriting discount paid	—	311,150,000
Proceeds from Sponsor note	—	41,500
Repayment of Sponsor note	—	(164,000)
Proceeds from sale of private placement warrants	—	8,350,000
Payment of offering costs	—	(329,614)

Net cash provided by financing activities	208,827	319,047,886

Increase (decrease) in cash	(62,461)	920,890
Cash at beginning of period	130,359	1,594

Cash at end of period	$67,898	$922,484

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	$—	$11,112,500

Initial classification of warrant liabilities	$—	$28,605,125

Remeasurement of Class A common stock subject to possible redemption to redemption value	$—	$33,767,846

Reclassification of deferred offering costs to equity upon completion of the initial public offering	$—	$145,906

Proceeds received in excess of initial fair value of convertible promissory note – related party	$136,827	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
Haymaker Acquisition Corp. III (the “Company” or “Haymaker”) is a blank check company incorporated in Delaware on
July 6, 2020
. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating
income or loss on the change in fair value of warrant liabilities and the convertible promissory note.
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
On March 3, 2021, the underwriters partially exercised the over-allotment option by purchasing 1,750,000 Units at an offering price of $10.00 per Unit (generating gross proceeds of $17,500,000), which was settled on March 5, 2021. In connection with the exercise of the over-allotment option, on March 5, 2021, the Company sold 233,333 Private Placement Warrants (the “Additional Private Placement Warrants”) to the Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds of $350,000, this amount was purchased on March 4, 2021, in anticipation of the closing of the over-allotment option. As a result, an additional $17,500,000 (which amount includes $612,500 of the underwriters’ deferred discount) was placed in the Trust Account. As a result of the partial exercise of the over-allotment option to purchase 1,750,000 Units, the Sponsor forfeited 687,500 Founder Shares on March 5, 2021 in order to maintain ownership of 20% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

At March 31, 2022 and December 31, 2021, $67,898 and $130,359 of cash was held outside of the Trust Account and available for working capital purposes, respectively.
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
MARCH 31, 2022
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
Business Combination Agreement
On December 13, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with the Sponsor, BioTe Holdings, LLC, a Nevada limited liability company (“Biote”), BioTe Management, LLC, a Nevada limited liability company, Dr. Gary Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the members’ representative (in such capacity, the “Members’ Representative”). Upon the closing of the Business Combination (the “Closing”), the Company will change its name to “
B
iote Corp.” The aggregate consideration that will be paid to or retained by the members of Biote (the “Members”) immediately prior to the closing of the Business Combination upon the Closing is approximately $555,000,000, subject to the purchase price adjustments set forth in the Business Combination Agreement. Following the Closing, the Combined Company will be organized in an
“UP-C”
structure in which substantially all of the assets and business of the Combined Company will be held by Biote and its direct and indirect subsidiaries (together, the “Biote Companies”), and the Company’s only direct assets will consist of Biote Units (as defined below).
Prior to the Closing, the Company may issue up to $100,000,000 in shares of Class A common stock in a private placement (an “Equity Financing”), so long as the price per share in such Equity Financing is not less than $10.00. Pursuant to the terms and conditions of the amended and restated certificate of incorporation, in connection with the Closing of the Business Combination, all then-outstanding shares of Class B common stock will be converted into shares of Class A common stock on a one-for-one
basis (the “Class B Common Stock Conversion”), subject to adjustment and Class B Common Stock shall not be convertible into Class A Common Stock at a rate of less than one-to-one.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Immediately prior to the Closing, Biote will (i) effectuate a recapitalization, pursuant to which all its Class A Units, Class AA Units, Class AAA Units and Class AAAA Units held by the Members will be converted or exchanged (whether by direct exchange, merger or otherwise) into a number of equity interests in Biote designated as “Class A Common Units” (“Biote Units”) in the amounts determined in accordance with Biote’s Second Amended and Restated Operating Agreement (the “Biote A&R OA”), which will be entered into prior to the Closing, the result of which will be that the Members will hold a single class of Biote Units as of immediately prior to the Closing and (ii) convert into a Delaware limited liability company. In connection with the Business Combination, BioTE Medical, LLC (“Biote Medical”), a subsidiary of Biote, has entered into a debt commitment letter with Truist Bank and Truist Securities, Inc. to obtain (i) a $50,000,000 senior secured revolving credit facility in favor of Biote Medical and (ii) a $125,000,000 senior secured term loan A facility in favor of Biote Medical (together, the “Debt Facilities,” and any such financing, together with any alternative financing obtained by the Company, Biote or any Biote subsidiary, the “Debt Financing”). Each holder of phantom equity in any of Biote or its direct or indirect subsidiaries (each, a “Phantom Equity Holder”) has entered into a phantom equity acknowledgement (each, a “Phantom Equity Acknowledgement”) effective as of the Closing, which shall, among other things, confirm the number of shares of Class A common stock to be issued to such Phantom Equity Holder pursuant to the
B
iote Corp. 2022 Equity Incentive Plan (the “Incentive Plan”) in satisfaction of his or her phantom equity rights and the vesting schedule for such shares.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

At the Closing, Biote will issue to the Company a number of Biote Units (the “Closing Biote Units”) equal to the aggregate number of shares of Class A common stock issued and outstanding as of immediately prior to the Closing (after giving effect to any redemptions of Class A common stock, any Equity Financing, the Class B Common Stock Conversion and the forfeiture of up to 793,750 shares of Class B common stock held by the
S
ponsor in the event cash available to the Company at the Closing is less than $206,400,000). The Members will, immediately following the Closing, retain an aggregate number of Biote Units (such Biote Units retained by the Members, the “Retained Biote Units”) equal to the following (without duplication between clauses (y) and (z)): (w) (i) (A) Biote’s equity value (i.e., $555,000,000), minus (B) the aggregate amount of Company Transaction Expenses (as defined in the Business Combination Agreement), minus (C) the Cash Consideration, if any, divided by (ii) $10.00, plus (x) the Member Earnout Units (as defined below), minus (y) a number of Biote Units equal to the number of shares of Class A common stock to be issued to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgements (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), minus (z) a number of Biote Units equal to the quotient of (i) the amount of cash payable to the Phantom Equity Holders pursuant to the Phantom Equity Acknowledgments (or the existing underlying phantom equity documentation with respect to any Phantom Equity Holder who has not entered into a Phantom Equity Acknowledgement as of the Closing), divided by (ii) $10.00.
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
Assuming that none of the Company’s current stockholders exercise their right to redeem their shares of Class A common stock of the Company and Company Transaction Expenses (as defined in the Business Combination Agreement) equal $9,887,000, as of immediately following the Closing and without giving effect to the outstanding warrants to purchase Class A common stock or issuance of any shares under the Incentive Plan or biote Corp. 2022 Employee Stock Purchase Plan, but including the Earnout Securities, the Combined Company is expected to own, directly or indirectly, approximately 49.8% of the Biote Units and will control Biote as the sole manager of Biote in accordance with the terms of the Biote A&R OA and all remaining Biote Units will be owned by the Members. The Members are expected to hold a controlling interest in the Company after the Closing and will therefore have the ability to control Biote.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Consummation of the Business Combination is subject to customary mutual conditions and covenants of the respective parties, including the receipt of the requisite approval of the Company’s stockholders. The Business Combination Agreement may be terminated at any time prior to the consummation of the Business Combination by mutual written consent of the Company and Biote and in certain other limited circumstances, including if the consummation of the Business Combination has not occurred on or before June 13, 2022. The Business Combination Agreement contains usual and customary representations and warranties for transactions of this nature by the parties thereto. The Business Combination Agreement has been approved by the Company’s board of directors, and the board has recommended that the Company’s stockholders adopt the Business Combination Agreement and approve the Business Combination.
On February 11, 2022, the Company filed a preliminary proxy statement with the SEC setting forth all of the above information and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders to approve, among other things, the Business Combination Agreement and the Business Combination.
On May 5, 2022, the Company filed a definitive proxy statement with the SEC setting forth all of the above information and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders on May 24, 2022, at 10:00 a.m., Eastern time, to approve, among other things, the Business Combination Agreement and the Business Combination.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Investor Rights Agreement
At the Closing, the Company, the Members, the Sponsor, the Members’ Representative and certain other parties will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Registration Rights Agreement, dated as of March 1, 2021, entered into in connection with the Company’s Initial Public Offering will be terminated, (ii) the lock-up
period set forth in the Investor Rights Agreement will supersede the lock-up
period set forth in the letter agreement, dated March 1, 2021, entered into in connection with the Company’s Initial Public Offering, (iii) the Company will provide certain registration rights for the shares of Class A common stock held by the Members, the Sponsor, and certain other parties, (iv) the Members will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A common stock, Class V Voting Stock and the Biote Units held by such Members for six months following the Closing, and the Member Earnout Units until the date such securities have been earned in accordance with the Business Combination Agreement and (v) the Sponsor will agree not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A common stock (other than the Sponsor Earnout Shares) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A common stock, for 30 days following the Closing Date.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100
% of the shares of Class A common stock included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds held in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. During the three months ended March 31, 2022, the Company used interest income from the Trust Account in the amount of
$63,747 to pay taxes.
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
Going Concern Consideration
As of March 31, 2022, the Company had $67,898 in cash held outside of the Trust Account and working capital deficit of $2,811,153 (excluding franchise tax payable). The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above and potential Working Capital Loans, as discussed in Note 5. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on March 4, 2023, at which time the Company will cease all operations except for the purpose of liquidating, or if the Sponsor will commit to the Working Capital Loans, by which, in February 2022, the Company entered into a promissory note with the Sponsor in the amount of $350,000 (see Note 5). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
The United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
Management continues to evaluate the impacts of the
COVID-19
pandemic and the ongoing conflict in Ukraine on the Company’s business objectives and has concluded that while it is reasonably possible that these could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed financial statements should be read in conjunction with the Company’s Form
10-K
as filed with the SEC on April 7, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from th
e

audited financial statements included in that Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, and disclosure of contingent assets, liabilities, and expenses at the date of the condensed financial statements.
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
As of March 31, 2022 and December 31 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for temporary equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $17,986,366 as a result of the Initial Public Offering (consisting of $6,350,000 of cash underwriting discounts, $11,112,500 in deferred underwriting fees and $523,866 of other offering costs). As such, during the three months ended March 31, 2021, the Company recorded
$17,019,720
 of offering costs as a reduction of temporary equity in connection with the shares of Class A common stock included in the Units, and the Company expensed
$966,646 of offering costs allocated to the Public Warrants and Private Placement Warrants that were classified as liabilities.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The initial fair value of the Public Warrants was estimated using a binomial lattice model and the fair value of the Private Warrants was estimated using a Black-Scholes Option Pricing model (see Note 9). The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1, as such, an observable market quote in an active market, which has been available since April 29, 2021, under the ticker HYACW was used.
Working Capital Loans - Related Party
The Company accounts for the Working Capital Loans under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the Working Capital Loans are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statement of operations.
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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Interim income taxes are based on the estimated expected tax rate for the year. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 0%, which differs from the statutory income tax rate of 21% due to the change in fair value of the warrant liabilities and the change in valuation allowance.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Net Income (Loss) Per Share of Common Stock
Net income (loss) per common share is computed by dividing net earnings or losses by the weighted-average number of shares of common stock outstanding during the period (for all periods during which these shares were subject to forfeiture, the calculation of weighted average shares outstanding excludes an aggregate of 1,125,000 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment was not exercised in full). Net income (loss) is allocated between Class A and Class B shares based on weighted average shares outstanding. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement, along with the warrants issuable upon conversion of the Working Capital Loan (as defined in Note 5) to purchase an aggregate of 13,643,384 shares in the calculation of diluted income (loss) per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The calculation does not include the remeasurement of Class A common stock to possible redemption amount because redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended March 31
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$939,586	$234,896	$(2,187,957)	$(1,755,417)

Denominator:
Basic and diluted weighted average shares outstanding	31,750,000	7,937,500	9,505,556	7,626,389
Basic and diluted net income (loss) per share	$0.03	$0.03	$(0.23)	$(0.23)
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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Administrative Services Agreement
The Company entered into an agreement whereby, commencing on March 4, 2021 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support. The total amounts of administrative service fees expensed for the three months ended March 31, 2022 and March 31, 202
1
 were $60,000 and $18,000. As of March 31, 2022 and December 31, 2021, $40,000 and $0 related to this agreement is recorded in accrued expenses - related party on the condensed balance sheets, respectively. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Accrued Expenses – Related Party
Accrued expenses – related party consists of accrued monthly Administrative Services Agreement fees (as noted in the Administrative Services Agreement section above) that have not yet been paid, as well as amounts due to the Company’s Sponsor for franchise taxes paid on behalf of the Company. These amounts are payable when invoiced.
Promissory Note – Related Party
On July 6, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Note of $164,000 was repaid on March 5, 2021.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
On February 28, 2022, the Company entered into a Working Capital Loan with the Sponsor (the “Sponsor Working Capital Loan”) in the amount of $350,000, pursuant to which the Company received proceeds of $208,827
, during the three months ended March 31, 2022. The Sponsor Working Capital Loan is non-interest
bearing and payable upon the earlier of (i) completion of the initial Business Combination or (ii) the date the winding up of the Company is effective. The unpaid principal balance on the Promissory Note may be convertible into warrants at the option of the Sponsor at a price of
$1.50
per warrant. The warrants would be identical to the Private Placement Warrants. Using the fair value option, the Working Capital Loans are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations. The fair value of the Working Capital Loan was estimated to be
$72,000
at initial measurement. The fair value of the Working Capital Loan was estimated to b
e $72,800 at March 31, 2022.
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
Underwriting Agreement
The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering and over-allotment of $317,500,000, or $6,350,000. In addition, the underwriters have earned an additional three and one half percent (3.50%) on $317,500,000 of the gross proceeds of the Initial Public Offering and over-allotment, or $11,112,500 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. This commitment of $11,112,500 has been recorded as deferred underwriting fee payable on the balance sheet as of March 31, 2022 and December 31, 2021. The underwriting agreement provides that the Deferred Underwriting Commission will be waived by the underwriter if the Company does not complete its Initial Business Combination.
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
MARCH 31, 2022
(UNAUDITED)

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

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder;

•
if, and only if, the closing price of shares of our Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders; and

•
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
MARCH 31, 2022
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
At March 31, 2022 and December 31, 2021, there were 7,937,500 Public Warrants and 5,566,666 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC
815-40.
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
The warrant liabilities are subject to
re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in reclassification of the warrants have occurred through March 31, 2022.
NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
— The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Class
 A common stock
— The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 31,750,000 shares of Class A common stock issued or outstanding, including 31,750,000 shares of Class A common stock subject to possible redemption.
Class
 B common stock
— The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021 there were 7,937,500 shares of Class B common stock issued and outstanding.
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
one-for-one
basis.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
Money Market investments	$317,582,318	$317,582,318	$—	$—
Liabilities
Warrant liability – Public Warrants	$4,365,625	$4,365,625	$—	$—
Warrant liability – Private Placement Warrants	$3,061,666	$—	$—	$3,061,666
Convertible promissory note - related party	$72,800	$—	$—	$72,800
December 31, 2021
Assets
Investments held in Trust Account:
Money Market investments	$317,581,791	$317,581,791	$—	$—
Liabilities
Warrant liability – Public Warrants	$5,715,000	$5,715,000	$—	$—
Warrant liability – Private Placement Warrants	$4,063,666	$—	$—	$4,063,666
The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker HYACW. The quoted price of the Public Warrants, on NASDAQ, beginning on April 29, 2021, was
$0.55 and $0.72 per warrant as of March 31, 2022 and December 31, 2021, respectively.
The Company utilizes a Black-Scholes Option Pricing Model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The aforementioned warrant liabilities are not subject to qualified hedge accounting.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021 after the Public Warrants were separately listed and traded.
The following table provides the significant inputs to the Monte Carlo Simulation for the fair value of the Public Warrants:

At March 4, 2021 (Initial Measurement)
Stock Price on Valuation Date	$10.00
Strike price (Exercise Price per Share)	$11.50
Probability of completing a Business Combination	85.0%
Term (in years)	6.6
Volatility	4% pre-merger/34% post-merger
Risk-free rate	1.1%
Fair value per warrant	$2.11
The following table provides the significant inputs to the Modified Black Scholes model for the fair value of the Private Placement Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.88	$9.80
Strike price	$11.50	$11.50
Probability of completing a Business Combination	N/A *	N/A *
Dividend yield	—%	—%
Term (in years)	5.3	5.8
Volatility	7.3%	11.3%
Risk-free rate	2.4%	1.3%
Fair value per warrant	$0.55	$0.73

*	The probability of completing a Business Combination is considered within the volatility implied by the traded price of the Public Warrants which is used to value the Private Placement Warrants.
The convertible promissory note - related party was valued using a Black-Scholes method, which is considered to be a Level 3 fair value measurement. The estimated fair value of each draw of the convertible promissory note - related party was based on the following significant inputs:

HAYMAKER ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

	As of March 31, 2022	As of February 14, 2022 (Initial Measurement)	As of February 9, 2022 (Initial Measurement)	As of February 4, 2022 (Initial Measurement)
Warrant price	$0.55	$0.36	$0.44	$0.47
Conversion price	$1.50	$1.50	$1.50	$1.50
Expected term	0.3	0.4	0.4	0.4
Warrant volatility	123.0%	91.0%	89.0%	89.0%
Risk free rate	0.5%	0.6%	0.4%	0.4%
Discount rate	9.9%	9.8%	9.9%	9.9%
Probability of completing initial Business Combination	35%	35%	35%	35%
Fair value convertible promissory note - related party	$72,800	$14,800	$27,600	$29,600
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement of Public Warrants and Private Placement Warrants as of March 4, 2021	27,185,000
Additional warrants issued in over-allotment	1,420,125
Transfer of Public Warrants to Level 1 measurement	(16,748,125)
Change in valuation inputs or other assumptions	(7,793,334)

Fair value as of December 31, 2021	4,063,666
Initial measurement of draw on convertible promissory note - related party on February 4, 2022	29,600
Initial measurement of draw on convertible promissory note - related party on February 9, 2022	27,600
Initial measurement of draw on convertible promissory note - related party on February 14, 2022	14,800
Change in valuation inputs or other assumptions	(1,001,200)

Fair value as of March 31, 2022	$3,134,466

The Company recognized gains in connection with changes in the fair value of warrant liabilities of $2,351,375 and $619,543 within change in fair value of warrant liabilities in the Condensed Statements of Operations for the three months ended March 31, 2022 and March 31, 2021, respectively. The Company recognized a loss on the change in fair value of convertible promissory note - related party of $800 in the condensed statement of operations for the three months ended March 31, 2022. The aggregate amount by which the cash proceeds from the draws on the convertible promissory note – related party was in excess of fair value on the initial measurement dates of $136,827 is reflected as a contribution to additional paid-in capital during the three months ended March 31, 2022.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than those identified below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed financial statements.
On May 5, 2022, the Company filed a definitive proxy statement with the SEC setting forth all of the information relating to the Business Combination, as disclosed in Note 1, and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders on May 24, 2022, at 10:00 a.m., Eastern time, to approve, among other things, the Business Combination Agreement and the Business Combination.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form
10-K
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
Business Combination Agreement
On December 13, 2021, the Company entered into the Business Combination Agreement with the Sponsor, Biote, BioTe Management, LLC, a Nevada limited liability company, Dr. Gary Donovitz, in his individual capacity, and the Members’ Representative. Upon the Closing, the Company will change its name to “Biote Corp.” The aggregate consideration that will be paid to or retained by the Members upon the Closing is approximately $555,000,000, subject to the purchase price adjustments set forth in the Business Combination Agreement. Following the Closing, the Combined Company will be organized in an “UP- C” structure in which substantially all of the assets and business of the Combined Company will be held by the Biote Companies, and the Company’s only direct assets will consist of Biote Units.

Prior to the Closing, the Company may issue up to $100,000,000 in shares of Class A common stock in an Equity Financing, so long as the price per share in such Equity Financing is not less than $10.00. Pursuant to the terms and conditions of the amended and restated certificate of incorporation, in connection with the Closing, all then-outstanding shares of Class B common stock will be converted into shares of Class A common stock on a one-for-one
basis.
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
Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the Closing, (x) in exchange for the Closing Biote Units, the Company will transfer cash in an amount equal to (i) the cash in the trust account and any cash held by the Company outside of the trust account, less (ii) the amounts required by the redemptions of Class A common stock by the public stockholders, plus (iii) the aggregate proceeds to be received by the Company pursuant to any Equity Financing, (y) the Biote Companies will receive the aggregate proceeds from the Debt Financing in accordance with and in the priority set forth in the Business Combination Agreement and as described further below, and (z) the Company will issue to Biote a number of shares of its Class V Voting Stock equal to the number of Retained Biote Units, which will entitle the holder thereof to one vote per share but no right to dividends or distributions. Biote will immediately thereafter distribute the Class V Voting Stock to its Members pursuant to the Biote A&R OA. The “Cash Consideration” will be equal to the portion of the aggregate consideration paid or payable to the Selling Member that is paid in cash, which amount shall in no event exceed $199,000,000.
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
In connection with the Closing, on the Closing Date (a) the Members on a pro rata basis will subject (i) the Member Earnout Units and (ii) the Earnout Voting Shares, (b) the Sponsor will subject the Sponsor Earnout Shares, and (c) the Company will subject the Sponsor Earnout Units, to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control. The Earnout Securities will have voting rights but no right to dividends or distributions (except for certain tax distributions from Biote in accordance with the Biote A&R OA) until such restrictions and potential forfeiture have lapsed. One third of each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest upon the occurrence of each of the following events: (i) the first time, prior to the Earnout Deadline, the VWAP of the Class A common stock equals or exceeds $12.50 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing, (ii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $15.00 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing, and (iii) the first time, prior to the Earnout Deadline, the VWAP equals or exceeds $17.50 per share for 20 Trading Days of any 30 consecutive Trading Day period following the Closing. If a definitive agreement with respect to a Change of Control (as defined in the Business Combination Agreement) is entered into on or prior to the Earnout Deadline, then effective as of immediately prior to closing of such Change of Control, unless previously vested pursuant to clauses (i) through (iii) of the preceding sentence, each of the Member Earnout Units, Earnout Voting Shares, Sponsor Earnout Shares and Sponsor Earnout Units will vest.
Assuming that none of the Company’s current stockholders exercise their right to redeem their shares of Class A common stock of the Company and Company Transaction Expenses equal $11,521,000, and subject to certain adjustments in accordance with the Business Combination Agreement, as of immediately following the Closing and without giving effect to the outstanding warrants to purchase Class A common stock or any warrants issuable in respect of the Working Capital Loans or issuance of any shares under the Incentive Plan or Biote Corp. 2022 Employee Stock Purchase Plan, but including the Earnout Securities, the Company is expected to own, directly or indirectly, approximately 49.9% of the Biote Units and will control Biote as the sole manager of Biote in accordance with the terms of the Biote A&R OA and all remaining Biote Units will be owned by the Members. The Members are expected to hold a controlling voting interest in the Company after the Closing and will therefore have the ability to control Biote.
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
On May 5, 2022, the Company filed a definitive proxy statement with the SEC setting forth all of the above information and inviting the Company’s stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders on May 24, 2022, at 10:00 a.m., Eastern time, to approve, among other things, the Business Combination Agreement and the Business Combination.
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

Results of Operations
We have neither engaged in any operations nor generated any operational revenues to date. All activity for the three months ended March 31, 2022 and March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income or gains on investments on the cash and investments held in a trust account from the proceeds derived from the Initial Public Offering. In addition, the Company will recognize non-operating
income or loss on the change in fair value of warrant liabilities and the convertible promissory note.
For the three months ended March 31, 2022, we had net income of $1,174,482, which resulted from a gain on change in the fair value of warrant liabilities of $2,351,375 and unrealized gain on marketable securities held in trust account in the amount of $64,273, offset in part by operating and formation costs of $1,190,366, franchise tax expense of $50,000 and the change in fair value of convertible promissory note - related party of $800.
For the three months ended March 31, 2021, we had a net loss of $3,943,374, which resulted from operating and formation costs of $107,875, transaction cost allocated to warrant liabilities of $962,447, and excess fair value of Private Placement Warrants over purchase price of $3,507,000, which was partially offset by unrealized gain on investments held in Trust Account of $14,405, and the change in fair value of warrant liabilities of $619,543.
Liquidity and Capital Resources
On March 4, 2021, we consummated our Initial Public Offering of 30,000,000 units generating gross proceeds to the Company of $300,000,000. Simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 5,333,333 warrants to the Sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants”), generating gross proceeds of $8,000,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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

For the three months ended March 31, 2022, net cash used in operating activities was $335,035, which was due to a non-cash
gain on the change in fair value of warrant liabilities of $2,351,375, and interest and dividend income on investments held in Trust Account of $64,273 offset in part by our net income of $1,174,482, changes in working capital of $905,331 and a change in fair value of convertible promissory note - related party of $800.
For the three months ended March 31, 2021, net cash used in operating activities was $626,996, which was due to a non-cash
gain on the change in fair value of warrant liabilities of $619,543, and interest and dividend income on investments held in Trust Account of $14,405, changes in working capital of $519,121 and net loss of $3,943,374, partially offset by fair value in excess of proceeds from the sale of private placement warrants of $3,507,000 and transaction costs allocated to warrant liabilities of $962,447.
For the three months ended March 31, 2022, net cash provided by investing activities of $63,747 was the result of proceeds from Trust Account to pay tax.
For the three months ended March 31, 2021, net cash used in investing activities of $317,500,000 was the result of the amount of net proceeds from our Initial Public Offering being deposited to the Trust Account.
For the three months ended March 31, 2022 net cash provided by financing activities of $208,827 was fully provided by proceeds from the promissory note - related party.
For the three months ended March 31, 2021 net cash provided by financing activities of $319,047,886 was comprised of $311,150,000 in proceeds from the issuance of units in our Initial Public Offering net of underwriter’s discount paid, $8,350,000 in proceeds from the issuance of warrants in a private placement to our Sponsor, and $41,500 in proceeds from the Sponsor note, offset in part by the payment of $329,614 for offering costs associated with the Initial Public Offering and repayment of the outstanding balance on a promissory note to our Sponsor of $164,000.
As of March 31, 2022 and December 31, 2021, we had cash of $67,898 and $130,359, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest
basis. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On February 28, 2022, the Company entered into a working capital loan with the Sponsor in the amount of $350,000, pursuant to which the Company received proceeds of $208,827 during the three months ended March 31, 2022.
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
As of March 31, 2022, the Company had $67,898 in cash held outside of the Trust Account and working capital deficit of $2,811,153 (excluding franchise tax payable). The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above and potential Working Capital Loans, as discussed in Note 5. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period, which will end on March 4, 2023, at which time the Company will cease all operations except for the purpose of liquidating, or if the Sponsor will commit to the Working Capital Loans, by which, in February 2022, the Company entered into a promissory note with the Sponsor in the amount of $350,000.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022 or December 31, 2021.
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
Critical Accounting-Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that there have been no material change during the three months ended March 31, 2022, to the critical accounting policies reported in our Annual Report on Form
10-K,
except as follow:

Working Capital Loans - Related Party
The Company accounts for the Working Capital Loans under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the Working Capital Loans are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in the Company’s internal control over financial reporting, which resulted in the previous restatements of its March 4, 2021, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the inaccurate reporting of period end payables and accruals, the inaccurate reporting of franchise tax payments and expenses, the misidentification of related party transactions, and the inaccurate disclosure of cash flow statement presentation, the Company’s disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of March 31, 2022.
Management concluded that a material weakness in internal control over financial reporting existed relating to: (i) the accounting treatment for complex financial instruments; (ii) the recording of accruals, payables, and franchise tax expenses; (iii) the misidentification of related party transactions, and (iv) the disclosure of cash flows. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the previous restatement of the Company’s financial statement as of March 4, 2021, as previously restated and included in the Notes to Condensed Financial Statements in our Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 20, 2021, and unaudited financial statements as of and for the quarterly periods ended March 31, 2021 and June 30, 2021, included in Form
10-Q
for those quarterly periods, filed with the SEC on May 20, 2021 and August 17, 2021, respectively (collectively, the “Prior Reports”).
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition to the material weakness identified in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 7, 2022, material weaknesses have since been identified regarding the inaccurate reporting of period end payables and accruals, the inaccurate reporting of franchise tax payments and expenses, the misidentification of related party transactions, and the inaccurate disclosure of cash flow statement presentation. In light of the restatement of our financial statements as described above, and the additional material weakness described herein, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Regarding those misstatements identified and corrected in our Form 10-Q for the quarterly period ended March 31, 2022, we plan to enhance our supervisory review of accounting procedures regarding period end accruals, franchise tax expenses and payments, related party transaction identification, and statement of cash flow disclosure. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 1, 2021 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 6, 2022. For a list of the risks relating to the Business Combination, see the proxy statement we filed with the SEC on May 5, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the above-referenced filings except the following. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.
Military conflict in Ukraine could make it more difficult for us to consummate a business combination.
Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Haymaker Acquisition Corp. III

Date: May 20, 2022	By:	/s/ Steven J. Heyer
Name: Steven J. Heyer
Title: Chief Executive Officer