Form 10-Q
period 2022-06-30
biote Corp.
filed 2022-08-15
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-40128

biote Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1791125
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1875 W. Walnut Hill Ln #100 Irving, TX	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 604-1246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BTMD	OTC Pink
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	BTMDW	OTC Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2022, the registrant had 9,186,771 shares of Class A Common Stock, $0.0001 par value per share, outstanding and 58,565,824 shares of Class V Voting Stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements relate to expectations for future financial performance, business strategies, or expectations for the Company’s business. These forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “hope,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “might,” “ongoing,” “potential,” “predict,” “would” or similar expressions.

These forward-looking statements are based on information available as of the date of this Quarterly Report, and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
the inability to re-list our securities on Nasdaq or another national securities exchange;
•
the success of our dietary supplements to attain significant market acceptance among clinics, practitioners and their patients;
•
our customers’ reliance on certain third parties to support the manufacturing of bio-identical hormones for prescribers;
•
our and our customers’ sensitive to regulatory, economic, environmental and competitive conditions in certain geographic regions;
•
our ability to increase the use by practitioners and clinics of the Biote Method at the rate that we anticipate or at all;
•
our ability to grow our business;
•
the significant competition we face in our industry;
•
our limited operating history;
•
our ability to protect our intellectual property;
•
the unpredictability of the effects of the COVID-19 pandemic;
•
the heavy regulatory oversight in our industry;
•
changes in applicable laws or regulations;
•
the inability to profitably expand in existing markets and into new markets;
•
the possibility that we may be adversely impacted by other economic, business and/or competitive factors;
•
future exchange and interest rates; and
•
other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Risk Factors” herein, and other filings the Company has made, or will make, with the Securities and Exchange Commission (the “SEC”).

SUMMARY OF RISK FACTORS

The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:

Summary of Risks Related to Our Industry and Business

•
Our success will depend upon whether the Biote Method and our Biote-branded dietary supplements attain significant market acceptance among clinics, practitioners and their patients;
•
Outsourcing facilities that produce bioidentical hormone pellets that we offer training on in the Biote Method and failure by those parties to adequately perform their obligations could harm our business;
•
We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC. and F.H. Investments, Inc. to support the manufacturing of bio-identical hormones for prescribers;
•
Biote-certified practitioners and Biote-partnered clinics are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions;
•
The frequency of use by practitioners and clinics of the Biote Method may not increase at the rate that we anticipate or at all;
•
Adoption of the Biote Method depends upon appropriate practitioner training, and inadequate training may lead to negative patient outcomes and adversely affect our business;
•
The continuing development of our training depends upon our maintaining strong working relationships with Biote-certified practitioners and other medical personnel;
•
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our results of operations in the near term;
•
We face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain expected levels of market penetration and market share, which could have a material adverse effect on our business, financial condition and results of operations; and
•
We have a limited history operating a practice-building business for practitioners in the hormone optimization space, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

Summary of Risks Related to Intellectual Property

•
If we are unable to obtain and maintain patent protection for any products or methods we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our Biote-branded dietary supplements, and our ability to successfully commercialize any products we may develop may be adversely affected. If we are not able to maintain freedom to operate for our products from third party intellectual property rights, our ability to commercialize products may be limited unless we secure a license to such rights;
•
We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market the Biote Method and our Biote-branded dietary supplements;
•
If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed;
•
We may be subject to claims that we or our employees, consultants or contractors have wrongfully used, disclosed or otherwise misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors or claims asserting an ownership interest in intellectual property we regard as our own;
•
We may be subject to claims challenging our intellectual property; and
•
If our trademarks and trade names are not adequately protected, then we may not be able to build brand recognition in our markets and our business may be adversely affected.

Summary of Risks Related to Regulation

•
We market dietary supplements and convenience kits, which are regulated by the U.S. Food and Drug Administration (the “FDA”), and are subject to certain requirements under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the

laws enforced by the Federal Trade Commission (the “FTC”). Our failure to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties;
•
We have developed and market a method and training program where the practitioner may prescribe a compounded bioidentical hormone. Compounded drugs are regulated by the FDA and are subject to certain requirements under the FDCA. Failure of compounding entities to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties;
•
Compounded preparations and the pharmacy compounding industry are subject to regulatory scrutiny, which may impair our growth and sales;
•
If a compounded drug formulation provided through a compounding pharmacy or an outsourcing facility leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm; and
•
If the FDA takes regulatory action to implement any of the National Academies of Sciences, Engineering, and Medicine (the “NASEM”) recommendations for compounded bioidentical hormones, this may have a substantial effect on the ability of the outsourcing facilities to compound the hormone pellets utilized by Biote-certified practitioners, which would have a substantially negative impact on Biote’s revenue and business operations.

Summary of Risks Related to Ownership of Our Securities

•
Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell our Class A Common Stock for a price greater than that which you paid for it;
•
We may require additional capital to support business growth, and if capital is not available to us or is available only by diluting existing stockholders, our business, operating results and financial condition may suffer;
•
Anti-takeover provisions contained in the Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt;
•
Future sales, or the perception of future sales, by the Company or its stockholders in the public market, the issuance of rights to purchase the Company’s Class A Common Stock, including pursuant to the Incentive Plan and the ESPP, and future exercises of registration rights could result in the additional dilution of the percentage ownership of the Company’s stockholders and cause the market price for the Company’s Class A Common Stock to decline;
•
Securities of companies formed through a special purpose acquisition company (“SPAC”) business combinations such as ours may experience a material decline in price relative to the share price of the SPAC prior to the business combination; and
•
We may be subject to periodic claims and litigation, including the Donovitz Litigation, that could result in unexpected expenses and could ultimately be resolved against us.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$82,725	$26,766
Accounts receivable, net	6,823	5,231
Inventory, net	9,812	9,615
Other current assets	6,938	5,473
Total current assets	106,298	47,085
Property and equipment, net	2,079	2,335
Capitalized software, net	5,012	4,554
Operating lease right-of-use assets	240	356
Deferred tax asset	1,693	—
Total assets	$115,322	$54,330

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,314	$4,349
Accrued expenses	16,268	6,011
Term loan, current	6,250	5,000
Deferred revenue, current	1,855	1,705
Operating lease liabilities, current	252	248
Total current liabilities	32,939	17,313
Term loan, net of current portion	114,810	31,963
Deferred revenue, net of current portion	853	802
Operating lease liabilities, net of current portion	—	127
Warrant liability	5,832	—
Earnout liability	64,400	—
Total liabilities	218,834	50,205
Commitments and contingencies (See Note 16)
Stockholders’ Equity (Deficit)
Class A, AA, AAA, and AAAA units, no par value, unlimited units authorized; no and 1,013,197 units issued, no and 982,800 units outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value, 600,000,000 shares authorized; 9,161,771 and no shares issued, 7,574,271 and no shares outstanding as of June 30, 2022 and December 31, 2021, respectively	1	—
Class B Common Stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class V Voting Stock, $0.0001 par value, 100,000,000 shares authorized; 58,565,824 and no shares issued, 48,565,824 and no shares outstanding as of June 30, 2022 and December 31, 2021, respectively	5	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(24,952)	4,165
Accumulated other comprehensive loss	(5)	(40)
biote Corp.’s stockholders’ equity (deficit)	(24,951)	4,125
Noncontrolling interest	(78,561)	—
Total stockholders’ equity (deficit)	(103,512)	4,125
Total liabilities and stockholders’ equity (deficit)	$115,322	$54,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Product revenue	$40,789	$34,307	$77,547	$65,500
Service revenue	570	443	955	793
Total revenue	41,359	34,750	78,502	66,293
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,984	11,019	24,641	21,896
Cost of services	553	621	1,173	1,105
Cost of revenue	13,537	11,640	25,814	23,001
Commissions	363	464	579	1,041
Marketing	1,114	1,059	2,355	1,808
Selling, general and administrative	111,948	11,327	125,594	20,790
Income (loss) from operations	(85,603)	10,260	(75,840)	19,653
Other income (expense), net:
Interest expense	(794)	(425)	(1,153)	(917)
Gain from change in fair value of warrant liability	3,399	—	3,399	—
Gain from change in fair value of earnout liability	123,350	—	123,350	—
Loss from extinguishment of debt	(445)	—	(445)	—
Other income	88	4	98	8
Total other income (expense), net	125,598	(421)	125,249	(909)
Income before provision for income taxes	39,995	9,839	49,409	18,744
Income tax expense (benefit)	(346)	78	(282)	142
Net income	40,341	9,761	49,691	18,602
Less: Net loss attributable to noncontrolling interest	(75,115)		(65,765)
Net income attributable to biote Corp.	115,456		115,456

Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	10	1	1
Other comprehensive income (loss)	(5)	10	1	1
Comprehensive income	$40,336	$9,771	$49,692	$18,603

Net income per common share
Basic	$15.24		$15.24
Diluted	$2.01		$2.01
Weighted average common shares outstanding
Basic	7,574,271		7,574,271
Diluted	57,434,067		57,434,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2020	982,800	$—	—	$—	—	$—	$—	$(17,052)	$(23)	$(17,075)	$—	$(17,075)

Distributions	—	—	—	—	—	—	—	(2,342)	—	(2,342)	—	(2,342)
Net income	—	—	—	—	—	—	—	8,841	—	8,841	—	8,841
Other comprehensive loss	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)

Balance at March 31, 2021	982,800	—	—	—	—	—	—	(10,553)	(32)	(10,585)	—	(10,585)

Distributions	—	—	—	—	—	—	—	(5,625)	—	(5,625)	—	(5,625)
Net income	—	—	—	—	—	—	—	9,761	—	9,761	—	9,761
Other comprehensive income	—	—	—	—	—	—	—	—	10	10	—	10

Balance at June 30, 2021	982,800	$—	—	$—	—	$—	$—	$(6,417)	$(22)	$(6,439)	$—	$(6,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(2,735)	—	(2,735)	—	(2,735)
Net income	—	—	—	—	—	—	—	9,350	—	9,350	—	9,350
Other comprehensive income	—	—	—	—	—	—	—	—	6	6	—	6

Balance at March 31, 2022	982,800	—	—	—	—	—	—	10,780	(34)	10,746	—	10,746

Distributions	—	—	—	—	—	—	—	(6,840)	—	(6,840)	—	(6,840)
Net loss through May 26, 2022	—	—	—	—	—	—	—	(207)	—	(207)	—	(207)
Other comprehensive loss through May 26, 2022	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(207,498)	—	(207,492)	—	(207,492)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Share-based compensation	—	—	—	—	—	—	—	79,270	—	79,270	—	79,270
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Net income (loss) after May 26, 2022	—	—	—	—	—	—	—	115,456	—	115,456	(74,908)	40,548

Balance at June 30, 2022	—	$—	7,574,271	$1	48,565,824	$5	$—	$(24,952)	$(5)	$(24,951)	$(78,561)	$(103,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$49,691	$18,602
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,064	655
Bad debt expense	60	90
Amortization of debt issuance costs	188	111
Provision for obsolete inventory	20	120
Non-cash lease expense	116	112
Non-cash sponsor share transfers	7,216	—
Share-based compensation expense	79,270	—
Gain from change in fair value of warrant liability	(3,399)	—
Gain from change in fair value of earnout liability	(123,350)	—
Loss from extinguishment of debt	445	—
Deferred income taxes	(598)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,652)	(1,198)
Inventory	(217)	(2,316)
Other current assets	(5,407)	(1,192)
Accounts payable	3,839	945
Deferred revenue	201	70
Accrued expenses	(28,965)	1,438
Operating lease liabilities	(123)	(119)
Net cash (used in) provided by operating activities	(21,601)	17,318
Investing Activities
Purchases of property and equipment	(328)	(1,021)
Purchases of capitalized software	(812)	(410)
Net cash used in investing activities	(1,140)	(1,431)
Financing Activities
Proceeds from the Business Combination	12,282	—
Principal repayments on term loan	(1,250)	(2,500)
Borrowings on term loan	125,000	—
Extinguishment of Bank of America term loan	(36,250)	—
Debt issuance costs	(4,036)	—
Distributions	(8,707)	(7,967)
Capitalized transaction costs	(8,341)	—
Net cash provided by (used in) financing activities	78,698	(10,467)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net increase in cash and cash equivalents	55,959	5,421
Cash and cash equivalents at beginning of period	26,766	17,208
Cash and cash equivalents at end of period	$82,725	$22,629
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$982	$794
Cash paid for income taxes	171	163
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$126	$82

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—biote Corp. (inclusive of its consolidated subsidiaries, the “Company,” the “Combined Company” or “Biote”) is a Delaware incorporated company headquartered in Irving, Texas. The Company was founded in 2012 and trains physicians and nurse practitioners in hormone optimization using bio-identical hormone replacement pellet therapy in men and women experiencing hormonal imbalance.

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. The condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net income in the condensed consolidated statements of income and comprehensive income.

Unaudited Interim Financial Information—In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2021.

Business Combination—On May 26, 2022 (the “Closing Date”), BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries, the “BioTE Companies,” and as to its members, the “Members”) completed a series of transactions (the “Business Combination”) with Haymaker Acquisition Corp. III (“Haymaker”), Haymaker Sponsor III LLC (the “Sponsor”), BioTE Management, LLC, Dr. Gary S. Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the Members’ representative (in such capacity, the “Members’ Representative”) pursuant to the business combination agreement (the “Business Combination Agreement”) dated December 13, 2021, which is discussed in more detail in Note 3. As a result of the Business Combination, Haymaker was renamed “biote Corp.”

The Business Combination was accounted for as a common control transaction, in accordance with U.S. GAAP. Under this method of accounting, Haymaker’s acquisition of the BioTE Companies was accounted for at their historical carrying values, and the BioTE Companies were deemed the predecessor entity. This method of accounting is similar to a reverse recapitalization whereby the Business Combination was treated as the equivalent of the BioTE Companies issuing stock for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Haymaker are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the BioTE Companies.

Following the Closing of the Business Combination, the Combined Company is organized in an “Up-C” structure in which the business of the Company is operated by Holdings and its subsidiaries, and the Biote’s only material direct asset consists of equity interests in Holdings. The consolidated financial statements of Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes for the period prior to the Business Combination.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, expenses, contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Accordingly, the Company has one operating segment and, therefore, one reportable segment.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts.

Inventory—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory consists of bioidentical hormone pellets and nutraceuticals. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Nutraceuticals are high-grade supplements used to enhance pellet therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of goods sold. Management recorded a reserve for obsolescence of inventory related to inventory which has expired. See Note 5 for further details.

Other Current Assets—As of June 30, 2022 and December 31, 2021, the Company’s total other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid expenses	$4,473	$847
Advances	2,465	685
Capitalized transaction costs	—	3,941
Total other current assets	$6,938	$5,473

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. The capitalized transaction costs as of December 31, 2021 relate to costs incurred that were directly related to the Business Combination as described in Note 1.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and six months ended June 30, 2022 and 2021.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of June 30, 2022 and December 31, 2021, the Company does not have any financing leases.

Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives, prepaid lease payments, or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Variable lease costs are expensed as incurred as an operating expense.

As the rates implicit in the Company’s leases have not historically been readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate the Company would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment over the lease term. To estimate our incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

In accordance with ASC 842, contracts containing a lease should be split into three categories: lease components, non-lease components, and activities or costs that do not transfer a distinct good or service (“non-components”). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated, based on the respective relative fair values, to the lease components and non-lease components.

Entities may elect not to separate lease and non-lease components. Accordingly, entities making this election would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. See Note 15 for further details.

Warrant Liabilities—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. The Company’s warrants did not meet the criteria for equity classification and are recorded as liabilities. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of income and comprehensive income. See Note 10 for further detail.

Earnout Liability—In connection with the Business Combination, the Members and the Sponsor received shares that will vest upon the achievement of certain share price targets. The earnout shares are classified as a liability in the Company’s condensed consolidated balance sheet because it does not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the condensed consolidated statement of income and comprehensive income. See Note 11 for further detail.

Noncontrolling Interest—Pursuant to the Business Combination, as described in Note 3, Biote holds 7,574,271 units in Holdings, which represents a 13.5% ownership interest as of June 30, 2022. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as noncontrolling interest in the condensed consolidated financial statements. The noncontrolling interests, together with their corresponding shares of Class V Voting Stock, can be exchanged for Class A Common Stock in Biote or, at the election of the Company, cash. Because redemptions for cash is solely within the control of the Company, noncontrolling interest is presented in permanent equity.

Fair Value Measurements—The guidance in FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

See Note 12 for further detail.

Stockholders’ Equity (Deficit)—Prior to consummation of the Business Combination, the Company’s capital structure included voting units (Class A), non-voting units (Class AA and AAA), and non-voting incentive units (Class AAAA), with no limit to the number of units that may be issued. Class A units had 100% of the voting rights, and there is no par value assigned to any of the classes of units.

Pursuant to the Business Combination Agreement and immediately prior to the Business Combination’s consummation, the Company effectuated a recapitalization whereby all Class A, Class AA, Class AAA and Class AAAA units held by Holdings’ Members were converted (whether by direct exchange, merger or otherwise) into Class A Common Units.

As of December 31, 2021, the following members’ equity units were issued and outstanding:

	December 31,
	2021
Members’ Equity	Issued	Outstanding
Class A (Voting)	16,721	16,721
Class AA (Non-voting)	903,079	903,079
Class AAA (Non-voting)	60,000	60,000
Class AAAA (Non-voting incentive units)	33,397	3,000
Total	1,013,197	982,800

As of June 30, 2022, the following shares of Common Stock were issued and outstanding:

	June 30,
	2022
Stockholders’ Equity	Issued	Outstanding
Class A Common Stock	9,161,771	7,574,271
Class B Common Stock	—	—
Class V Voting Stock	58,565,824	48,565,824
Total	67,727,595	56,140,095

The Company made operating distributions to Members of Holdings and taxing authorities on the Members’ behalf totaling $9,575 and $7,967 during the six months ended June 30, 2022 and 2021, respectively.

Share-Based Compensation—Holdings previously granted Class AAAA units (“incentive units”) and phantom equity rights (collectively, the “equity awards”) to certain key members of management. The equity awards were entitled to share in the distributions of Holdings from a change in control or qualifying liquidity event. The equity awards are accounted for under ASC 718, Compensation – Stock Compensation, and classified in equity. The Company has elected to recognize forfeitures at the time they occur. The fair value of the equity awards was determined using a Monte-Carlo simulation as of the grant date. The awards begin to vest on the date of a change in control or qualifying event. The Business Combination constituted such a qualifying event triggering the performance condition in the awards. No compensation cost was recognized historically until the Closing of the Business Combination as a qualifying event was not previously deemed probable to occur. See Note 14 for further details.

Income Taxes—The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of June 30, 2022 and December 31, 2021, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from three vendors totaled approximately 82% and 94% for the three months ended June 30, 2022 and 2021, respectively, and 84% and 89% for the six months ended June 30, 2022 and 2021, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and six months ended

June 30, 2022 and 2021. The Company did not have any customers that accounted for more than 10% of the outstanding gross accounts receivable as of June 30, 2022 or December 31, 2021.

Employee Retirement Plans—

Defined Contribution Retirement Plans

Effective January 1, 2021, the Company offers participation in the BioTE Medical 401(k) Plan (the “401(k) Plan”), a defined contribution plan providing retirement benefits to eligible employees. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the IRS. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible employee compensation. Safe harbor contributions vest immediately for each participant.

During the three and six months ended June 30, 2022 the Company made $163 and $301, respectively, in safe harbor contributions under the 401(k) Plan, which are presented within Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2021 the Company made $55 and $55, respectively in safe harbor contributions.

Recently Adopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. The Company has adopted the standard as of January 1, 2022, and there was no material impact to the financial statements.

Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities, and other instruments, companies will be required to use a new forward-looking “expected losses” model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. Further, the FASB issued ASU 2019-04, ASU 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. The standard will be adopted using the modified retrospective approach. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the potential impact of adopting ASU 2016-13 on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

3.
BUSINESS COMBINATION

At the Closing, (i) Holdings transferred to the Company 9,161,771 Class A common units of Biote (“Biote Units”), which was equal to the number of shares of Haymaker’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), issued and outstanding as of immediately prior to the Closing (after giving effect to redemptions by Haymaker’s public stockholders of 30,525,729 shares of Class A Common Stock prior to the Closing and the conversion of Haymaker’s Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”) into shares of Class A Common Stock and (ii) Haymaker issued 58,565,824 shares of newly authorized Class V Voting Stock, par value $0.0001 per share (“Class V Voting Stock”), which number of shares of Class V Voting Stock was equal to the number of Biote Units retained by the Members immediately following the Closing (the “Retained Biote Units”), and which shares of Class V Voting Stock were distributed to the Members, resulting in the Combined Company being organized in an “Up-C” structure.

Also at Closing, (x) in exchange for the Closing Biote Units, Haymaker transferred cash in an amount equal to (i) the cash in the trust account and any cash held by Haymaker outside of the trust account, less (ii) the amounts required by the redemptions of Class A Common Stock by the public stockholders, which was equal to $305.5 million and (y) the BioTE Companies received aggregate proceeds of $125.0 million from the Debt Financing (as defined below) (the aggregate amounts described in (x) and (y) of $137.3 million, the “Closing Date Cash”) in accordance with and in the priority set forth in the Business Combination Agreement and as described further in the Proxy Statement. There was no cash consideration paid to Members at Closing.

Recapitalization

Immediately prior to the Closing, Holdings (i) effectuated a recapitalization, pursuant to which all its Class A units, Class AA units, Class AAA units and Class AAAA units held by the Members were converted or exchanged (whether by direct exchange, merger or otherwise) into a number of equity interests in the Company designated as “Class A Common Units” in the amounts determined in accordance with Holdings’ Second Amended and Restated Operating Agreement (the “Holdings A&R OA”), which was entered into prior to the Closing, the result of which was that the Members hold a single class of Biote Units as of immediately prior to the Closing and (ii) converted into a Delaware limited liability company.

Consideration

At the Closing and in consideration for the acquisition of Biote Units, Haymaker and the BioTE Companies, pursuant to the Business Combination Agreement and the Trust Agreement (as defined in the Business Combination Agreement), disbursed the Closing Date Cash to Holdings.

Earnout

On the Closing Date (a) the Members on a pro rata basis subjected (i) 10,000,000 Retained Biote Units held by them (the “Member Earnout Units”) and (ii) 10,000,000 shares of Class V Voting Stock distributed to them by the BioTE Companies (the “Earnout Voting Shares”), (b) the Sponsor subjected 1,587,500 shares of Class A Common Stock held by it after giving effect to the Class B Common Stock Conversion (the “Sponsor Earnout Shares”), and (c) Haymaker subjected a number of Biote Units equal to the number of Sponsor Earnout Shares (the “Sponsor Earnout Units,” and, together with the Sponsor Earnout Shares, the Earnout Voting Shares and the Member Earnout Units, the “Earnout Securities”), to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets or milestones pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control (as defined in the Business Combination Agreement).

Beginning on the six-month anniversary of the Closing, each Retained Biote Unit held by the Members may be redeemed, together with one share of Class V Voting Stock and subject to certain conditions, in exchange for either one share of Class A Common Stock or in certain circumstances, at the election of the Company in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Holdings A&R OA (such exchange rights, as further described in the Holdings A&R OA, the “Exchange Rights”). See Note 11 for further detail.

Other Agreements—Business Combination

The Business Combination Agreement contemplated the execution of various additional agreements and instruments, including, among others, the following:

Tax Receivable Agreement

At Closing, Biote entered into a tax receivable agreement (the “TRA”) with Holdings, the Members and the Members’ Representative, which provides for, among other things, payment by the Company to the Members of 85% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to any transactions contemplated under the Business Combination Agreement and any redemption of Retained Biote Units in exchange for Class A Common Stock or cash (as more fully described in the TRA). These payments are an obligation of Biote and not of the BioTE Companies. Biote’s only material asset following the Business Combination is its ownership interest in Holdings and, accordingly, the Company will depend on distributions from Holdings to make any payments required to be made by the Company under the TRA.

The term of the TRA will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the TRA for an amount representing the present value of anticipated future tax benefits under the TRA or certain other acceleration events occur. The actual increase in the Company’s allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions of shares of Retained Biote Units, the market price of shares of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the Company’s income. Any payments the Company makes under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to the Company. To the extent that the Company is unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. As of June 30, 2022 and December 31, 2021, there have been no exchanges, and therefore, no liability is recorded related to the TRA.

Second Amended and Restated Operating Agreement of Holdings

At the Closing, the Company, Holdings and the Members entered into the Holdings A&R OA, which, among other things, (i) provided for a recapitalization of the ownership structure of Holdings, whereby following the execution of the Holdings A&R OA, the ownership structure of Holdings consists solely of the Biote Units, (ii) designated the Company as the sole manager of Holdings (iii) provides that on the Exchange Date (as defined in the Holdings A&R OA) (unless otherwise waived by the Company, or, with respect to the Initial Shares (as defined therein), following the registration under the Securities Act of 1933, as amended (the “Securities Act”), of such shares), each Retained Biote Unit held by the Members may be redeemed in exchange, subject to certain conditions, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A Common Stock (the “Exchange Rights”), and (iv) otherwise amended and restated the rights and preferences of the Biote Units, in each case, as more fully described in the Holdings A&R OA.

In connection with the execution of the Business Combination Agreement, certain of Haymaker’s officers and directors, Haymaker, the Sponsor, Holdings and the Members’ Representative entered into a letter agreement (the “Sponsor Letter”), pursuant to which, among other things, the Sponsor agreed to (i) vote, at any duly called meeting of stockholders of the Company, in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) subject to certain exceptions, not to effect any sale or distribution of any of its shares of Class B Common Stock or private placement warrants and (iii) waive any and all anti-dilution rights described in Haymaker’s amended and restated certificate of incorporation or otherwise with respect to the shares of Class B Common Stock held by the Sponsor that may be implicated by the Business Combination such that the Class B Common Stock Conversion will occur as discussed therein.

Investor Rights Agreement

At the Closing, the Company, the Members, the Sponsor, the Members’ Representative and certain other parties entered into an Investor Rights Agreement (the “IRA”). Pursuant to the terms of the IRA, among other things, (i) that certain Registration Rights Agreement, by and between Haymaker and certain security holders, dated March 1, 2021, entered into in connection with Haymaker’s initial public offering, was terminated, (ii) the Company provided certain registration rights for the shares of Class A Common Stock held (or underlying certain securities held) by the Members, the Sponsor, and certain other parties, (iii) the Members agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A Common Stock, Class V Voting Stock and the Biote Units held by such Members, as applicable, for six months following the Closing, and the Member Earnout Units (as defined therein) until the date such securities have been earned in accordance with the Business Combination Agreement and (iv) the Sponsor agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A Common Stock (other than the Sponsor Earnout Shares, as defined therein) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A Common Stock, for 30 days following the Closing Date (such lock-up period superseding the lock-up period set forth in the Insider Letter (as defined in the IRA)), in each case, as more fully described in the IRA).

Indemnification Agreements

In connection with the Closing, the Company entered into indemnification agreements (each, an “Indemnification Agreement”) with its directors and executive officers. Each Indemnification Agreement provides for indemnification and advancements by the Company of certain expenses and costs if the basis of the indemnitee’s involvement in a matter was by reason of the fact that the indemnitee is or was a director, officer, employee, or agent of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity, in each case to the fullest extent permitted by the laws of the State of Delaware.

Credit Agreements

On the Closing Date, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement, dated as of May 26, 2022 (the “Credit Agreement”; any capitalized terms used but not defined herein have the meanings assigned to such terms in the Credit Agreement), by and among, inter alios, Biote, BioTE Medical, LLC, (“BioTE Medical”), BioTe IP, LLC, (“BioTe IP” and, together with Biote and BioTE Medical, collectively, the “Loan Parties”), certain lenders party thereto from time to time (the “Lenders”), and Truist Bank, as administrative agent for the Lenders (“Administrative Agent”). The Credit Agreement provides for (i) a $50,000 senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125,000 senior secured term loan A credit facility, which was borrowed in full on the Closing Date (the “Term Loan” and, together with the Revolving Loans, collectively, the “Loans”, such transactions together the “Debt Financing”). BioTE Medical will use the proceeds of the Debt Financing to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A and for general corporate purposes.

The Loans are also subject to customary events of default. Events of default under the Credit Agreement include (subject to grace periods in certain instances): (i) the failure by any Loan Party to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of Biote or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to Biote or any of its subsidiaries; (vi) certain undischarged, non-appealable judgments above a specified threshold against Biote or any of its subsidiaries; (vii) certain ERISA-related events reasonably expected to result in liability above a specified threshold to Biote and its subsidiaries taken as a whole; (viii) any loan documents or a material part of the liens under the loan documents ceasing to be, or being asserted by Biote or its subsidiaries not to be, in full force and effect; (ix) any loan party or subsidiary denying that it has further obligations under any Loan Document; (x) any obligations under the loan documents ceasing to constitute senior indebtedness; and (x) the occurrence of a change of control. If an event of default has occurred and continues beyond any applicable cure period, Administrative Agent may (i) accelerate all outstanding obligations under the Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, BioTE Medical may not borrow under the Loans while an event of default is continuing. See Note 9 for further detail.

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream is as follows:

Financial Statement Caption	Revenue Stream	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue:		2022	2021	2022	2021
	Pellet procedures	$32,458	$27,441	$63,266	$52,851
	Dietary supplements	7,949	6,646	13,653	12,220
	Disposable trocars	368	214	601	413
	Shipping fees	14	6	27	16
Total product revenue		40,789	34,307	77,547	65,500
Service revenue:
	Training	356	206	521	316
	Contract-term services	214	237	434	477
Total service revenue		570	443	955	793
Total revenue		$41,359	$34,750	$78,502	$66,293

Revenue recognized by geographic region is as follows:

Financial Statement Caption	Country	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue:		2022	2021	2022	2021
	United States	$40,686	$34,219	$77,376	$65,381
	All other	103	88	171	119
Total product revenue		40,789	34,307	77,547	65,500
Service revenue:
	United States	563	443	947	793
	All other	7	—	8	—
Total service revenue		570	443	955	793
Total revenue		$41,359	$34,750	$78,502	$66,293

Significant changes in contract liability balances are as follows:

	Six Months Ended June 30,
	2022		2021
Description of change	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,123)	$—	$(1,293)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	885	446	715	456
Transfers between current and non-current liabilities due to the expected revenue recognition period	403	(403)	450	(450)
Total increase (decrease) in contract liabilities	$165	$43	$(128)	$6

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, long-term for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations are as follows:

	June 30,	December 31,
	2022	2021
Unsatisfied training obligations - Current	$93	$67
Unsatisfied contract-term services - Current	973	849
Unsatisfied contract-term services - Long-term	572	544
Total allocated to unsatisfied contract-term services	1,545	1,393
Unsatisfied pellet procedures - Current	789	789
Unsatisfied pellet procedures - Long-term	281	258
Total allocated to unsatisfied pellet procedures	1,070	1,047
Total deferred revenue - Current	$1,855	$1,705
Total deferred revenue - Long-term	$853	$802

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue and are $0 and $0 for the three and six months ended June 30, 2022 and 2021, respectively.

5.
INVENTORY, NET

Inventory, net consists of the following:

	June 30,	December 31,
	2022	2021
Product inventory - Pellets	$6,218	$6,318
Less: Obsolete and expired pellet allowance	(1,269)	(1,356)
Pellet inventory, net	4,949	4,962
Product inventory - Dietary supplements	5,059	4,849
Less: Obsolete and expired dietary supplement allowance	(196)	(196)
Dietary supplement inventory, net	4,863	4,653
Inventory, net	$9,812	$9,615

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
Trocars	$4,645	$4,448
Leasehold improvements	1,028	254
Office equipment	238	223
Computer software	140	135
Furniture and fixtures	161	119
Computer equipment	97	97
Construction in process	—	705
Property and equipment	6,309	5,981
Less: Accumulated depreciation	(4,230)	(3,646)
Property and equipment, net	$2,079	$2,335

Total depreciation expense related to property and equipment was $315 and $180 for the three months ended June 30, 2022 and 2021, respectively, and $584 and $355 for the six months ended June 30, 2022 and 2021. Total depreciation expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consists of the following:

	June 30,	December 31,
	2022	2021
Website costs	$4,109	$3,571
Development in process	2,694	2,294
Less: Accumulated amortization	(1,791)	(1,311)
Capitalized software, net	$5,012	$4,554

Total amortization expense for capitalized software was $247 and $153 for the three months ended June 30, 2022 and 2021, respectively, and $480 and $300 for the six months ended June 30, 2022 and 2021, respectively. Total amortization expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

8.
ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accrued professional fees	$439	$1,192
Accrued employee-related costs	6,767	2,213
Accrued merchant fees	—	184
Accrued interest	—	27
Legal accrual	—	1,302
Settlement of phantom equity rights	7,250	—
Distribution due to Members	868	—
Other	944	1,093
Accrued expenses	$16,268	$6,011

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) with a financial institution for a term loan for $50,000 (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points (BPS). As of June 30, 2022 and December 31, 2021, the outstanding principal on the Bank of America Term Loan was $0 and $37,500, respectively.

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10,000. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the three and six months ended June 30, 2022 and 2021.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1,108. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. The balance on the Bank of America Term Loan is presented in the condensed consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $37 and $55 for the three months ended June 30, 2022 and 2021, respectively, and $91 and $111 for the six months ended June 30, 2022 and 2021, respectively. The remaining unamortized Bank of America debt issuance costs of $445 were written off as a loss from extinguishment of debt in the Company’s condensed consolidated statements of income and comprehensive income upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125,000. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At June 30, 2022, the interest rate charged to the Company was approximately 3.6%. The Term Loam requires principal payments of approximately $1,563 in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of June 30, 2022, the outstanding principal on the Term Loan was $125,000.

Pursuant to the Credit Agreement, BioTE Medical may borrow under the “Revolving Loans” from time to time up to the total commitment of $50,000. The Company has not drawn on the line of credit during the three and six months ended June 30, 2022.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. In addition, the Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. The Company was in compliance with all required covenants associated with the Credit Agreement as of June 30, 2022.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of approximately $4,036. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the condensed consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $97 for the three and six months ended June 30, 2022.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $134 and $55 for the three months ended June 30, 2022 and 2021, respectively, and $188 and $111 for the six months ended June 30, 2022 and 2021, respectively.

The outstanding debt as of June 30, 2022 and December 31, 2022 is classified in the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2022	2021
Term loan	$125,000	$37,500
Less: Current portion	(6,250)	(5,000)
	$118,750	$32,500
Less: Unamortized debt issuance costs	(3,940)	(537)
Term loan, net of current portion	$114,810	$31,963

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

2022 (remaining six months)	$3,125
2023	6,250
2024	6,250
2025	6,250
2026	6,250
2027	96,875
$125,000

10.
WARRANT LIABILITY

In connection with its initial public offering, Haymaker issued public warrants as part of the units sold through the offering (“Public Warrant”) as well as private placement warrants (“Private Placement Warrant”) to its Sponsor, the terms of which are further described below.

Public Warrants

Each whole Public Warrant is exercisable to purchase one share of Class A Common Stock, and only whole warrants are exercisable. The Public Warrants became exercisable on June 25, 2022, 30 days after the completion of the Business Combination. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50.

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants were issued upon separation of the units and only whole warrants were traded, requiring a purchase of at least four units to receive or trade a whole warrant. The warrants will expire on May 26, 2027, five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

If the shares issuable upon exercise of the warrants are not registered under the Securities Act within 60 business days following the Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In the event that the conditions in the immediately preceding sentence are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A Common Stock underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days following the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A share equals or exceeds $18.00

Once the warrants become exercisable, the Company may call the warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption (which we refer to as the 30-day redemption period) to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A share equals or exceeds $10.00

Once the warrants become exercisable, the Company may call the warrants for redemption:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of our Class A Common

Stock to be determined based on the redemption date and the “fair market value” of shares of our Class A Common Stock except as otherwise described below;
•
if, and only if, the closing price of shares of our Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders; and
•
if the closing price of our Class A Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the Closing of the Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, inclusive of interest earned on equity held in trust, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Business Combination is consummated (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company’s Public Warrants are treated as liabilities and recorded at fair value in the Warrant liability line of the condensed consolidated balance sheet. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income. Please see Note 12 for further detail. No Public Warrants have been redeemed as of June 30, 2022 or December 31, 2021.

Private Placement Warrants

Haymaker’s Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of Haymaker’s initial public offering. Subsequently, the Sponsor purchased an additional 233,333 Private Placement Warrants for an aggregate purchase price of $350,000 in conjunction with the partial exercise of the underwriters’ overallotment option. Each whole Private Placement Warrant was exercisable for one share of the Company’s Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or saleable until 30 days after the completion of the Business Combination and they are not redeemable so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

On June 30, 2022, there were 7,937,500 Public Warrants and 5,566,666 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of income and comprehensive income. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in classification of the warrants have occurred through June 30, 2022.

The Company’s Private Placement Warrants are treated as liabilities and recorded at fair value in the Warrant liability line of the balance sheet. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statement of income and comprehensive income. Please see Note 12 for further detail.

11.
EARNOUT LIABILITY

Certain of the Company’s equity holders are entitled to vest in up to 11,587,500 Earnout Securities if certain share price targets (the “Triggering Events”) are achieved by May 26, 2027 (the “Earnout Deadline”). The Triggering Events each entitle the eligible equity holders to a certain number of shares per Triggering Event. The Triggering Events are as follows:

(i)
the first time, prior to the Earnout Deadline, that the volume-weighted average share price of Biote’s Class A Common Stock (“VWAP”) equals or exceeds $12.50 per share (the “Price Target 1”) for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, one-third (1/3) of the Earnout Securities shall be vested and no longer subject to forfeiture and other transfer restrictions (the “Earnout Restrictions”);
(ii)
the first time, prior to the Earnout Deadline, that the VWAP equals or exceeds $15.00 per share (the “Price Target 2”) for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, one-third (1/3) of the Earnout Securities shall be vested and no longer subject to the Earnout Restrictions;
(iii)
the first time, prior to the Earnout Deadline, that the VWAP equals or exceeds $17.50 per share (the “Price Target 3”) for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, one-third (1/3) of the Earnout Securities shall be vested and no longer subject to the Earnout Restrictions; and
(iv)
if the Company completes a change of control prior to the Earnout Deadline, then all remaining unvested Earnout Securities shall vest and no longer be subject to the Earnout Restrictions.

The Company’s Earnout liability is recorded at fair value in the condensed consolidated balance sheet. Any changes in fair value are recorded in the changes in earnout liability line of the condensed consolidated statement of income and comprehensive income. Please see Note 12 for further detail.

12.
FAIR VALUE MEASUREMENTS

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, and short- and long-term debt. The carrying value of accounts receivable, accounts payable, accrued expenses and short-term debt are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments.

The Company’s debt instruments are carried at amortized cost in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s term loan and revolving line of credit generally approximate their carrying values.

The Company’s Warrant liability and Earnout liability are recorded at fair value on a recurring basis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$3,413	$—	$—	$3,413
Private Placement Warrants	—	—	2,419	2,419
Earnout liability	—	—	64,400	64,400

	Fair Value Measurements as of May 26, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$5,397	$—	$—	$5,397
Private Placement Warrants	—	—	3,834	3,834
Earnout liability	—	—	187,750	187,750

There were no movements between levels during the three and six months ended June 30, 2022. These instruments were not outstanding on the Company’s books for the three and six months ended June 30, 2021.

Level 3 Disclosures

Private Placement Warrants

As described in Note 10, the Company’s Private Placement Warrants were initially issued by Haymaker and were thus acquired by the Company through the consummation of the Business Combination. Accordingly, the initial measurement date of the Private Placement Warrants for the Company was the Closing Date. The Private Placement Warrants were valued using a Monte Carlo simulation. Calculating the fair value of the Private Placement Warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The carrying amount of the liability may fluctuate significantly, and actual amounts at settlement may be materially different from the liability’s estimated value.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Private Placement Warrants as of June 30, 2022 and the Closing Date:

	As of
	June 30, 2022	May 26, 2022
Stock price	$3.77	$9.02
Exercise price	$11.50	$11.50
Risk-free rate	3.0%	2.7%
Volatility	44.2%	13.4%
Term (in years)	4.9	5.0

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated value.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Earnout liability as of June 30, 2022 and the Closing Date, the date of initial measurement:

	As of
	June 30, 2022	May 26, 2022
Stock price	$3.77	$9.02
Risk-free rate	3.0%	2.7%
Volatility	65.0%	60.0%
Term (in years)	4.9	5.0

The following table presents the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value as of June 30, 2022 and the Closing Date, the date of initial measurement:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of May 26, 2022 (initial measurement)	$3,834	$187,750	$191,584
Gain from change in fair value	(1,415)	(123,350)	(124,765)
Fair value as of June 30, 2022	$2,419	$64,400	$66,819

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained approximately 86.5% membership interest in Holdings. As a result, Biote’s ownership of Holdings, was approximately 13.5% as of June 30, 2022. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A Common Stock. As a result, Biote’s ownership interest in Holdings will increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

Because the Business Combination was accounted for similar to a reverse recapitalization, the noncontrolling interest was initially recorded based on the Minority Interest Holders’ ownership interest in the pre-combination carrying value of Holdings’ equity, including net income (loss) for the periods prior to the Closing Date included in accumulated deficit as of the Closing Date. Subsequent to the Business Combination, the Minority Interest Holders’ interest in the net loss of Holdings after the Closing Date is allocated to noncontrolling interest. The Net loss attributable to noncontrolling interest in the condensed consolidated statements of income and comprehensive income is comprised of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net income (loss) through May 26, 2022	$(207)	$9,143
Net loss after May 26, 2022	(74,908)	(74,908)
Net loss attributable to noncontrolling interest	$(75,115)	$(65,765)

In connection with the Business Combination, Biote issued the Minority Interest Holders an aggregate of 48,565,824 shares of Class V Voting Stock. The Class V Voting Stock provides no economic rights in Biote to the holder thereof; however, each holder of Class V Voting Stock is entitled to vote with the holders of Class A Common Stock of Biote, with each share of Class V Voting Stock entitling the holder to one (1) vote per share of Class V Voting Stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications).

14.
SHARE-BASED COMPENSATION

At the Closing of the Business Combination, Holdings’ share-based compensation awards (as such terms are defined below) were converted into equity in Biote. Share information below has been converted from historical disclosure based on the equivalent shares received in the Business Combination.

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V Voting Stock were vested as of December 31, 2021, and the Closing of the Business Combination triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V Voting Stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50,026 of share-based compensation expense was recognized at Closing related to the incentive units. As of June 30, 2022, there are no incentive units outstanding.

Restricted Stock Units (Phantom Equity Rights)

Holdings also previously authorized the grant of phantom equity rights, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. For current employees, these awards vest quarterly over a period of one or two years after a change in control or qualifying liquidity event, and each holder is entitled to receive a stated percentage of the net transaction proceeds in excess of certain thresholds in accordance with the terms of their respective award agreement. Awards related to former employees vest at the time of a change in control or qualifying liquidity event, and each holder is entitled to receive a stated percentage of the net transaction proceeds in excess of certain thresholds or a maximum amount in accordance with the terms of their respective award agreement. The Closing of the Business Combination met the performance condition in the phantom equity rights. No compensation cost was recognized historically until the Closing of the Business Combination.

At the Closing of the Business Combination, Holdings’ phantom equity rights related to former employees vested, and we recognized share-based compensation expense of $4,339 related to these awards with an offsetting increase to equity based on the awards’ grant-date fair value. At Closing, the Company exercised its option to settle the awards for cash in the amount of $7,250. As of June 30, 2022, this amount had not yet been paid and is accrued for in accrued expenses with an offsetting reduction to equity as the awards were equity-classified.

At the Closing of the Business Combination, Holdings’ phantom equity rights related to current employees were replaced with 3,887,750 restricted stock units (“RSUs”) of Biote. The RSUs will continue to vest according to their original terms, quarterly over a period of one or two years after the Closing of the Business Combination. The Company recognized share-based compensation expense of $24,905 during the three and six months ended June 30, 2022 related to these awards, which included a cumulative catch-up of unrecognized share-based compensation expense for service provided from the grant date to the Closing of the Business Combination. As of June 30, 2022, there was $11,067 of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average period of 1.6 years.

The RSUs are equity-classified awards. The grant date fair value of the RSUs was determined using a Monte-Carlo simulation. The significant assumptions used in valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion.

15.
LEASES

On July 1, 2014, Biote entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023.

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the condensed consolidated statement of income and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease expense	$61	$61	$122	$122
Total lease cost	$61	$61	$122	$122

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$64	$64	$128	$128

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	June 30,	December 31,
	2022	2021
Lease assets
Operating lease right-of-use assets	$240	$356
Total lease assets	$240	$356

Lease liabilities
Current:
Operating lease liabilities	$252	$248
Non-current:
Operating lease liabilities	—	127
Total lease liabilities	$252	$375

Weighted-average remaining lease term — operating leases (years)	1.00	1.50
Weighted-average discount rate — operating leases	3.75%	3.75%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to our total lease obligation, as of June 30, 2022:

2022 (remaining six months)	$128
2023	128
Total lease payments	256
Less: Interest	(4)
Present value of lease liabilities	$252

16.
INCOME TAXES

We are subject to U.S. federal and state taxes with respect to our allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss we generate. Holdings is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Holdings’ taxable income or loss is passed through to its Members, including us. Despite its status as a partnership in the United States, Holdings’ foreign subsidiaries are taxable entities operating in foreign jurisdictions. As such, these foreign subsidiaries may record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

As part of the Business Combination, the Company entered into the TRA with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of Holding’s units and other carryforward attributes assumed that we anticipate being able to utilize in future years. As of June 30, 2022, there have been no exchanges of units that would generate a deferred tax asset for the Company or a liability under the TRA.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense (benefit) of ($346) and $78 for the three months ended June 30, 2022 and 2021, respectively, and ($282) and $142 for the six months ended June 30, 2022 and 2021, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2022, management concluded that it is more likely than not that a substantial portion of our federal deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Based on our analysis, we have recorded a valuation allowance on the foreign deferred tax assets as of June 30, 2022. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

17.
NET INCOME PER COMMON SHARE

The computation of basic and diluted net income per common share is based on net income attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A Common Stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net income per common share:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net income per share
Numerator:
Net income	$40,341	$49,691
Less: Net loss attributable to noncontrolling interest	(75,115)	(65,765)
Net income attributable to biote Corp. stockholders (basic and diluted)	$115,456	$115,456
Denominator:
Weighted average shares outstanding (basic)	7,574,271	7,574,271
Effect of potentially dilutive securities
RSUs	1,293,972	1,293,972
Class V Voting Stock	48,565,824	48,565,824
Weighted average shares outstanding (diluted)	57,434,067	57,434,067
Net income per common share
Basic	$15.24	$15.24
Diluted	$2.01	$2.01

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Combined Company was organized in an Up-C structure. Net income per common share information for the three and six months ended June 30, 2022 has been presented on a prospective basis and reflects only the net income attributable to holders of Biote’s Class A Common Stock, as well as both basic and diluted weighted average Class A Common Stock outstanding, for the period from the Closing Date through June 30, 2022. Net income per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net income per common share is not separately presented for Class V Voting Stock since it has no economic rights to the income or loss of the Company. Class V Voting Stock is considered in the calculation of dilutive net income per common share on an if-converted basis as these shares, together with the related Biote Units, have Exchange Rights into Class A Common Stock that could result in additional Class A Common Stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Unvested RSUs	134,000	134,000
Public Warrants	7,937,500	7,937,500
Private Placement Warrants	5,566,666	5,566,666
Earnout Voting Shares	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	25,225,666	25,225,666

18.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations.

Tax Distributions

To the extent the Company has funds legally available, the board of directors will approve distributions to each stockholder on a quarterly basis, in an amount per share that, when added to all other distributions made to such stockholder with respect to the previous calendar year, equals the estimated federal and state income tax liabilities applicable to such stockholder as the result of its, his or her ownership of the units and the associated net taxable income allocated with respect to such units for the previous calendar year.

19.
RELATED-PARTY TRANSACTIONS

The Company utilizes a professional services firm to perform accounting and tax services for the Company. Trusts whose beneficiaries are the children of a partner of the firm hold shares of our Class V Voting Stock. Fees paid to the firm were $16 and $127 during the three months ended June 30, 2022 and 2021, respectively; and $31 and $288 during the six months ended June 30, 2022 and 2021, respectively. Amounts due to the firm as of June 30, 2022 and December 31, 2021 were $0 and $0, respectively.

A former employee of the Company is the beneficiary of a trust which holds shares of our Class V Voting Stock, as well as being the child of the Company’s founder who beneficially owns shares of our Class V Voting Stock. Compensation paid to the former employee was $53 and $54 for the three months ended June 30, 2022 and 2021, respectively, and $100 and $97 for the six months ended June 30, 2022 and 2021, respectively. Amounts due to the former employee were $0 and $0 as of June 30, 2022 and December 31, 2021, respectively.

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company. Revenues recognized from sales to this customer were $138 and $191 for the three months ended June 30, 2022 and 2021, respectively, and $360 and $347 for the six months ended June 30, 2022 and 2021, respectively. Amounts due from this customer were $61 and $57 as of June 30, 2022 and December 31, 2021, respectively.

A former employee of the Company is the spouse of the Company’s founder who beneficially owns shares of our Class V Voting Stock. Compensation paid to the former employee was $58 and $91 for the three months ended June 30, 2022 and 2021, respectively, and $115 and $153 for the six months ended June 30, 2022 and 2021, respectively. Amounts due to the former employee were $21 and $0 as of June 30, 2022 and December 31, 2021, respectively.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $443 and $179 for the three months ended June 30, 2022 and 2021, respectively, and $734 and $392 for the six months ended June 30, 2022 and 2021, respectively. Amounts due to the vendor were $0 and $0 as of June 30, 2022 and December 31, 2021, respectively.

The Company’s founder has personally guaranteed the Company’s performance under its lease agreement for its primary headquarters. Under this guaranty, the Company’s lessor may seek recovery of amounts owed from the founder in an event of default, regardless of whether they have sought recovery from the Company.

On May 18, 2022, BioTE Medical and Dr. Gary S. Donovitz entered into a founder advisory agreement, effective as of, and contingent upon, the Closing. Pursuant to the founder advisory agreement, Dr. Gary S. Donovitz transitioned from an officer and manager of BioTE Medical into the role of Founder Advisor and Senior Advisor (as defined in the founder advisory agreement) as of the Closing. Pursuant to the founder advisory agreement, Dr. Gary S. Donovitz provides strategic advisory services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the founder advisory agreement, and will receive an annual fee equal to $300 per year, continued coverage under BioTE Medical’s employee benefits and reimbursement for reasonable and pre-approved business expenses.

On May 18, 2022, BioTE Medical entered into an independent contractor agreement with Lani D. Consulting, a company affiliated with Lani Hammonds Donovitz, the wife of Dr. Gary S. Donovitz (the “New Independent Contractor Agreement”). Immediately upon the Closing, the New Independent Contractor Agreement replaced the independent contractor agreement dated as of May 3, 2021, between Lani D. Consulting and BioTE Medical. Pursuant to the New Independent Contractor Agreement, Lani D. Consulting provides certain services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the New Independent Contractor Agreement, and will receive an annual fee equal to $250 per year and reimbursement for reasonable and pre-approved business expenses.

20.
SUBSEQUENT EVENTS

Amended and Restated Investor Rights Agreement

On July 19, 2022, Biote entered into an Amended and Restated Investor Rights Agreement, by and among the Company, the Sponsor and the other partiers thereto (the “A&R IRA”), which amends and restates the Investor Rights Agreement dated as of May 26, 2022 (the “Prior IRA”), by and among the Company, the Sponsor and the other parties thereto.

Pursuant to the terms of the Prior IRA, among other things, (i) the Members (as defined therein) agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of the Company’s Class A Common Stock, the Company’s Class V Voting Stock (together with the Class A Common Stock, the “Shares”), and the Company’s Class A common units of Holdings held by such Members, as applicable, for six months following the Closing of the Business Combination, and the Member Earnout Units (as defined therein) until the date such securities have been earned in accordance with the Business Combination Agreement (as defined therein) (the “Member Lock-Ups”); and (ii) the Sponsor agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A Common Stock (other than the Sponsor Earnout Shares, as defined therein) for six months following the Closing; and (b) Sponsor Earnout Shares (as defined therein) until the date such securities have been earned in accordance with the Business Combination Agreement (together with the Member Lock-Ups, the “Lock-Ups”). Under the A&R IRA, the Company may waive the Lock-Ups in its sole discretion. The Company waived Lock-Ups with respect to 3,277,720 Shares in an effort to comply with initial Nasdaq listing standard requirements with respect to its public float, and may determine to waive Lock-Ups with respect to additional Shares if the Company decides it is in the best interests of the Company and its stockholders.

Standby Equity Purchase Agreement

On July 27, 2022, Biote entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”). Yorkville is a fund managed by Yorkville Advisors Global, LP, headquartered in Mountainside, New Jersey.

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the Purchase Agreement, the Company will have the right, but not the obligation, from time to time at the Company’s discretion until the first day of the month following the 36-month anniversary of the date of the Purchase Agreement (unless earlier terminated), to direct Yorkville to purchase a specified amount of shares of Class A Common Stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice”). The shares of Class A Common Stock purchased pursuant to an Advance will be purchased at a price equal to 97.0% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days commencing on the date of delivery of a given Advance Notice. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Common Stock for such date as reported by Bloomberg L.P. during regular trading hours.

While there is no mandatory minimum amount for any individual Advance, it may not exceed the greater of (i) an amount equal to thirty percent (30%) of the daily volume traded on the trading day immediately preceding an Advance Notice, or (ii) 1,000,000 shares of Class A Common Stock. No more than 5,000,000 shares of Class A Common Stock, including the Commitment Shares (as defined below) may be sold pursuant to the Purchase Agreement.

Yorkville’s obligation to purchase shares of Class A Common Stock pursuant to the Purchase Agreement is subject to a number of conditions, including that a registration statement be filed with and declared effective by the SEC, registering for resale the Commitment Fee Shares (as defined below) and any shares to be issued pursuant to an Advance under the Securities Act.

As consideration for Yorkville’s commitment to purchase Class A Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 25,000 shares of Class A Common Stock to Yorkville (the “Commitment Shares”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of the BioTE Companies prior to the consummation of the Business Combination and to Biote and its subsidiaries following the Business Combination, and “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We operate a high growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their aging patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenue by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past ten years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

Our go-to-market strategy focuses on:

•
Increase the number of Biote-certified practitioners. Our primary objective in marketing to healthcare providers is to inform them of the value in joining the Biote network. We accomplish this through provider referrals, a dedicated sales force, and through digital and traditional marketing channels. We target specific physicians based on their specialty, prescribing data, demographic information and location match with our existing geographic footprint.
•
Grow the practice of our Biote-certified practitioners and Biote-partnered clinics. When the practices of our Biote-certified practitioners and Biote-partnered clinics grow, we grow. We help our Biote-certified practitioners and Biote-partnered clinics grow by, among other things:
•
providing mentorship, practice management and marketing capability necessary to operate an efficient hormone optimization practice;
•
providing high-quality Biote-branded dietary supplement products;
•
providing Biote-certified practitioners and Biote-partnered clinics a full array of wellness education and marketing materials;
•
directing consumers that are actively seeking care to Biote-certified practitioners via the “Find A Provider” feature on our company website; and
•
utilizing our growing digital outreach capabilities to connect with consumers seeking general information.
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 18 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. In August 2021, we launched a direct-to-patient eCommerce platform whereby practitioners can invite their patients to buy Biote-branded dietary supplements online via our online store.

The hormone pellet products used by Biote-certified practitioners are manufactured by third-party compounding pharmacies and shipped directly to Biote-certified practitioners. Custody of the pellets is with Biote-certified practitioners. However, the pellets are recorded as inventory on our financial statements from the date of shipment until such time as they are administered in a patient treatment as monitored and recorded in our BioTracker system as an additional service for administrative convenience of Biote-certified practitioners and Biote-partnered clinics.

These products have a finite life ranging from six to twelve months. We assume the risk of loss due to expiration, damage or otherwise. Additionally, the products offered in our Biote-branded dietary supplement portfolio are produced by third-party manufacturers located in the United States. Prior to 2021, our Biote-branded dietary supplements were dropped-shipped directly to our customers from our vendors. Beginning in 2021, Biote contracted with a third-party to provide warehousing, co-packing and logistics services for our Biote-branded dietary supplements. As such our consolidated balance sheets as of June 30, 2022 and December 31, 2021 reflect inventories relating to these items.

Revenue generated from individual Biote-partnered clinics varies significantly. This variability is due to many factors. These include: tenure of its practitioners as Biote-certified practitioners; the number of certified practitioners in an individual clinic; the number of patients served by a clinic; the clinic’s patient demographics; and the clinic’s geographic location and population density. The master services agreements (“MSAs”) we enter into with Biote-partnered clinics contain tiered pricing provisions for the management fees. These provisions provide for decreasing management fees owed to us based on the number of new patients treated. This can result in declines in revenue we realize from management fees from existing Biote-partnered clinics unless these are offset by revenue generated from newly acquired Biote-partnered clinics which begin at higher fee levels under the MSA.

Our revenue was $78.5 million and $66.3 million, our net income was $49.7 million and $18.6 million, and our Adjusted EBITDA was $24.8 million and $20.6 million, for the six months ended June 30, 2022 and 2021, respectively. Our revenue was $41.4 million and $34.8 million, our net income was $40.3 million and $9.8 million, and our Adjusted EBITDA was $13.1 million and $10.8 million, for the three months ended June 30, 2022 and 2021, respectively.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic (the “COVID-19 pandemic”), and the virus continues to spread in areas where we partner with Biote-certified practitioners and Biote-partnered clinics and sell our dietary supplements. Several public health organizations have recommended, and many local governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances, which have resulted in a significant deterioration of economic conditions in many of the states in which we operate.

The impact of the COVID-19 pandemic and the related disruptions caused to the global economy did not have a material impact on our business during the three and six months ended June 30, 2022 or during the three and six months ended June 30, 2021. We experienced a decrease in Biote-partnered clinic demand and Biote-branded dietary supplement shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at Biote-partnered clinics in various geographies within the United States. During the second half of fiscal year 2020, clinic demand returned to pre-COVID-19 pandemic levels. During this and subsequent periods, we have not experienced any material disruptions in our supply chain or in our ability to fulfill orders as a result of the COVID-19 pandemic.

Business Combination

On the Closing Date, we consummated the Business Combination. The Business Combination was accounted for as a common control transaction, in accordance with U.S. GAAP. Under this method of accounting, Haymaker’s acquisition of the BioTE Companies was accounted for at their historical carrying values, and the BioTE Companies were deemed the predecessor entity. This method of accounting is similar to a reverse recapitalization whereby the Business Combination was treated as the equivalent of the BioTE Companies issuing stock for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Haymaker are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the BioTE Companies.

Following the Closing of the Business Combination, the Combined Company is organized in an “Up-C” structure in which the business of the Company is operated by Holdings and its subsidiaries, and the Biote’s only material direct asset consists of equity interests in Holdings.

In connection with the Business Combination, on the Closing Date, BioTE Medical entered into a credit agreement with Truist Bank and Truist Securities, Inc. providing for (i) the Revolving Loans, a $50.0 million senior secured revolving credit facility in favor of BioTE Medical and (ii) the Term Loan, a $125.0 million senior secured term loan A facility in favor of BioTE Medical, which was borrowed in full at the Closing Date.

Components of Results of Operations

Revenue

We sell Biote-partnered clinics the Biote Method, the components of which are specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management resources, inventory management resources, and digital and point-of-care-marketing support. Our revenue represents fees paid for the training, marketing support, practice development, equipment, IP licensing, and product sales of Biote-branded dietary supplements, physician-prescribed procedures, and pellet procedure convenience kits, or trocars.

Our revenue fluctuates in response to a combination of factors, including the following:

•
sales volumes;
•
the mix of male and female patients treated by Biote-certified practitioners, as treatment for males generates more revenue per patient than treatment for females;
•
our overall product mix of dietary supplements sold;
•
the effects of competition on market share;
•
new Biote-partnered clinics acquired as customers, less any existing clinics lost as customers (“net new clinics”);
•
number of procedures performed by practitioners;
•
medical industry acceptance of hormone optimization generally as a solution to unmet medical needs;
•
the number of business days in a particular reporting period, including as a result of holidays;
•
weather disruptions impacting medical offices’ ability to maintain regular operating schedules;
•
the effects of competition and competitive pricing strategies;
•
governmental regulations influencing our markets; and
•
global and regional economic cycles.

Generally, our MSAs require us to provide (1) initial training to practitioners on the Biote Method, (2) inventory management services and (3) other contract-term marketing and practice development services (including recurring training and licenses of Biote IP). Historically, we have provided the optional free lease of reusable trocars by Biote-certified practitioners.

Substantially all of our revenue originates from sales to clinic locations in the United States.

Product Revenue

Product revenue includes both pellets, in connection with the service described above, and the related inventory management services provided to clinics. Product revenue is recognized at the point in time when the clinic obtains ownership of the pellet, which we determined to be when the Biote-certified practitioner performs the procedure to implant the pellet into their patient. The consideration allocated to this performance obligation is a procedure-based service fee which we refer to as procedure revenue. Our product revenue also includes revenue earned from sales of pellet insertion kits and Biote-branded dietary supplements. Revenue from the sale of pellet insertion kits and Biote-branded dietary supplements is recognized when the clinic or clinics patient (supplements only) obtains control of the product and is generally at the time of shipment from our distribution facility or supplier. Any shipping or handling fees paid by clinics are also recorded within product revenue.

Service Revenue

Service revenue is revenue earned from fees paid by Biote-partnered clinics for training services and other contract term services pursuant to our MSAs. While the option to receive and right to use the reusable trocars through the term of the contract represents an embedded lease, we have adopted the practical expedient within ASC 842 to combine the lease and non-lease components and account for the combined component under ASC 606.

For Biote Method arrangements, we recognize revenue for trainings and for management services over time. For initial trainings, progress is measured by the number of training sessions completed, and for contract-term services, progress is measured on a time-elapsed basis.

The training completion and time-elapsed bases represent the most reliable measure of transfer of control to the clinic for trainings and contract-term services, respectively. Revenue is deferred for amounts billed or received prior to delivery of the services.

Cost of Revenue

Cost of service revenue consists primarily of costs incurred to deliver trainings to Biote-partnered clinics. Cost of product revenues include the pass-through cost of pellets purchased from outsourcing facilities, the cost of pellet insertion kits and Biote-branded dietary supplements purchased from manufacturing facilities, and the shipping and handling costs incurred to deliver these products to Biote-partnered clinics.

Commissions

Commissions consist primarily of fees paid to a third-party sales force and fees paid to Biote-partnered clinics that participate in our clinic mentor program (our “Mentor Program”), which pairs experienced Biote-certified practitioners with newly contracted practitioners.

Commissions paid to the Company’s third-party sales forces relate to market support and development activities undertaken to increase sales through the acquisition of new Biote-partnered clinics and growth from existing clinics. These are not considered incremental costs to obtain a clinic contract. As a result of investing in growing our internal sales capabilities beginning in 2019, we rely less on third-party sales forces and our commissions have decreased over time. We expect external commissions expenses to continue to decrease as we focus our growth initiatives based on an internal sales force model. However, the employee salaries we pay to our internal sales force are considered compensation expense and allocated to Selling, general and administrative expense.

Marketing

Marketing consists primarily of advertising expenses, other non-advertising marketing and training program costs, and management services costs. These costs are all expensed as incurred.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Selling, general and administrative expense also includes rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters.

Interest Expense

Interest expense consists primarily of cash and non-cash interest under our term loan facility and commitment fees for our unused line of credit.

Gain from Change in Fair Value of Warrant Liability

Gain from change in fair value of warrant liability consists of the change in fair value of the warrant liability from the Closing Date to the balance sheet date.

Gain from Change in Fair Value of Earnout Liability

Gain from change in fair value of earnout liability consists of the change in fair value of the Member and Sponsor earnouts from the Closing Date to the balance sheet date.

Loss from extinguishment of debt

Loss from extinguishment of debt consists of the remaining unamortized portion of the debt issuance costs related to the Bank of America Credit Agreement written off upon repayment in connection with the Business Combination.

Other Income / Expense

Other income and other expense consist of the foreign currency exchange gains and losses for sales denominated in foreign currencies, interest income and other income or payments not appropriately classified as operating expenses.

Income Taxes

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions in which we operate. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The table and discussion below present our results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$40,789	$34,307	$6,482	18.9%
Service revenue	570	443	127	28.7%
Total revenue	41,359	34,750	6,609	19.0%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,984	11,019	1,965	17.8%
Cost of services	553	621	(68)	(11.0%)
Cost of revenue	13,537	11,640	1,897	16.3%
Commissions	363	464	(101)	(21.8%)
Marketing	1,114	1,059	55	5.2%
Selling, general and administrative	111,948	11,327	100,621	888.3%
Income (loss) from operations	(85,603)	10,260	(95,863)	(934.3%)
Other income (expense), net:
Interest expense	(794)	(425)	(369)	86.8%
Gain from change in fair value of warrant liability	3,399	—	3,399	0.0%
Gain from change in fair value of earnout liability	123,350	—	123,350	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	88	4	84	*
Total other income (expense), net	125,598	(421)	126,019	*
Income before provision for income taxes	39,995	9,839	30,156	306.5%
Income tax expense (benefit)	(346)	78	(424)	(543.6%)
Net income	$40,341	$9,761	$30,580	313.3%

* Not a meaningful change

Revenue

Revenue for the three months ended June 30, 2022 increased by $6.6 million to $41.4 million, or 19.0% as compared to the three months ended June 30, 2021. The increase was primarily driven by a $6.3 million increase of procedure and Biote-branded dietary supplement revenue. Procedures performed increased by 18.3% versus the prior year resulting in a $5.0 million increase in procedure revenue. During the three months ended June 30, 2022, the number of active clinics billed increased by 14% as compared to the three months ended June 30, 2021. Biote-branded dietary supplement sales increased by 19.6% or $1.3 million over the same period in the prior year. Service revenue increased by 28.7% over the same period in the prior year resulting from an increase in the number of practitioners attending training during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Cost of revenue

Cost of revenue for the three months ended June 30, 2022 increased by $1.9 million, to $13.5 million , or 16.3% as compared to the three months ended June 30, 2021. The increase was primarily due to the impact of higher volumes. Cost of procedures increased by $1.4 million for the period. Biote-branded dietary supplement costs increased by 9%, or $0.3 million, during the period, consisting of $0.6 million attributable to higher volumes which was offset by price reductions and increases in sales of lower cost dietary supplements totaling $0.3 million.

Commissions

Commissions expense for the three months ended June 30, 2022 decreased by $0.1 million to $0.4 million, or 21.8%%, as compared to the three months ended June 30, 2021. The decrease is primarily driven by our shift to an internal sales force for generating product demand.

Marketing

Marketing expense for the three months ended June 30, 2022 increased by $0.1 million to $1.1 million, or 5.2%, as compared to the three months ended June 30, 2021. This increase is attributable to increases in printed brochures and informational materials of $0.1 million.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2022 increased by $100.6 million to $111.9 million, or 888.3%, as compared to the three months ended June 30, 2021. This increase was primarily driven by stock compensation expense of $79.3 million. This expense represented the cumulative impact of unrecognized compensation expense for stockholders upon completion of the Business Combination. An additional component of the increase in selling, general and administrative expense was $18.8 million of transaction costs related to the Business Combination that were recognized during period. These consisted of the excess of closing costs over the Business Combination proceeds received; costs associated with sponsor share transfers; as well as certain compensation paid resulting from the transaction. The increase also includes a $1.7 million increase in payroll and related expenses due to increases in sales incentives consistent with sales growth for the period and additional sales and management hiring; $0.2 million of travel and entertainment expenses due to increases in sales force headcount. Depreciation and amortization expenses increased by $0.2 million attributable to assets placed in service at the beginning of the year. Additionally, professional fees increased during the period by $0.3 million and insurance expenses increased by $0.3 million, both attributable to higher costs associated with being a public company.

Interest Expense

Interest expense for the three months ended June 30, 2022 increased by $0.4 million to $0.8 million, or 86.8%, as compared to the three months ended June 30, 2021. The increase is a result of the higher debt balance outstanding from the new debt issued as part of closing the Business Combination. Interest expense relates primarily to interest on an outstanding note payable and amortization of origination fees.

Gain from Change in Fair Value of Warrant Liability

Upon the closing of the Business Combination on the Closing Date, we recognized a warrant liability of $9.2 million and subsequently remeasured the warrant liability to its fair value of $5.8 million as of June 30, 2022. The change in fair value of our warrant liability of $3.4 million was primarily a result of the decrease in the closing price of our Class A Common Stock listed on the Nasdaq to $3.77 per share on June 30, 2022 from $9.02 per share on the Closing Date.

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $187.8 million and subsequently remeasured the earnout liability to its fair value of $64.4 million as of June 30, 2022. The change in fair value of our earnout liability of $123.4 million was primarily a result of the decrease in the closing price of our Class A Common Stock listed on the Nasdaq to $3.77 per share on June 30, 2022 from $9.02 per share on the Closing Date.

Loss from Extinguishment of Debt

Loss on extinguishment of debt reflects the write-off of the unamortized origination fees associated with our previous note payable and credit facility that was repaid upon completion of the Business Combination and issuance of the new debt at closing.

Other Income

Other income for the three months ended June 30, 2022 increased by $0.1 million to $0.1 million as compared to the three months ended June 30, 2021. The increase was primarily due to interest income earned on higher cash balances during the period and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended June 30, 2022 increased by $0.4 million compared to the three months ended June 30, 2021. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members offset by a tax benefit for certain one-time expenses related to the Business Combination that will be attributed to Biote.

Comparison of the six months ended June 30, 2022 and 2021

The table and discussion below present our results for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$77,547	$65,500	$12,047	18.4%
Service revenue	955	793	162	20.4%
Total revenue	78,502	66,293	12,209	18.4%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	24,641	21,896	2,745	12.5%
Cost of services	1,173	1,105	68	6.2%
Cost of revenue	25,814	23,001	2,813	12.2%
Commissions	579	1,041	(462)	(44.4%)
Marketing	2,355	1,808	547	30.3%
Selling, general and administrative	125,594	20,790	104,804	504.1%
Income (loss) from operations	(75,840)	19,653	(95,493)	(485.9%)
Other income (expense), net:
Interest expense	(1,153)	(917)	(236)	25.7%
Gain from change in fair value of warrant liability	3,399	—	3,399	0.0%
Gain from change in fair value of earnout liability	123,350	—	123,350	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	98	8	90	*
Total other income (expense), net	125,249	(909)	126,158	*
Income before provision for income taxes	49,409	18,744	30,665	163.6%
Income tax expense (benefit)	(282)	142	(424)	(298.6%)
Net income	$49,691	$18,602	$31,089	167.1%

* Not a meaningful change

Revenue

Revenue for the six months ended June 30, 2022 increased by $12.2 million to $78.5 million, or 18.4% as compared to the six months ended June 30, 2021. The increase was primarily driven by a $11.8 million increase of procedure and Biote-branded dietary supplement revenue. Procedures performed increased by 19.7% versus the prior year resulting in a $10.4 million increase in procedure revenue. During the six months ended June 30, 2022, the number of active clinics billed increased by 14% over the six months ended June 30, 2021. Biote-branded dietary supplement sales increased by 11.7% or $1.4 million over the same period in the prior year. Service revenue increased by 20.4% over the same period in the prior year resulting from an increase in the number of practitioners attending training during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cost of revenue

Cost of revenue for the six months ended June 30, 2022 increased by $2.8 million, to $25.8 million, or 12.2% as compared to the six months ended June 30, 2021. The increase was primarily due to the net impact of higher volumes at lower unit costs. Cost of procedures increased by $2.2 million for the period, consisting of $2.9 million attributable to volume increases in pellets dispensed which was offset by a reduction in the per unit cost of certain pellets totaling $0.7 million. Biote-branded dietary supplement costs increased by 1.1%, or $0.1 million, during the period, consisting of $0.7 million attributable to higher volumes which was offset by price reductions and increases in sales of lower cost dietary supplements totaling $0.6 million.

Commissions

Commissions expense for the six months ended June 30, 2022 decreased by $0.5 million to $0.6 million, or 44.4%, as compared to the six months ended June 30, 2021. The decrease is primarily driven by our shift to an internal sales force for generating product demand.

Marketing

Marketing expense for the six months ended June 30, 2022 increased by $0.5 million to $2.4 million, or 30.3%, as compared to the six months ended June 30, 2021. This increase is attributable to an increase in digital media initiatives of $0.3 million and increases in printed brochures and informational materials of $0.2 million.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2022 increased by $104.8 million to $125.6 million, or 504.1%, as compared to the six months ended June 30, 2021. This increase was primarily driven by stock compensation expense of $79.3 million. This expense represented the cumulative impact of unrecognized compensation expense for stockholders upon completion of the Business Combination. An additional component of the increase was $19.5 million of transaction-related expenses related to the Business Combination recognized during the period. These consisted of the excess closing costs of the Business Combination over the Business Combination proceeds received; costs associated with sponsor share transfers and certain compensation paid resulting from the transaction. The increase also included a $3.7 million increase in payroll and related expenses due to increases in sales incentives consistent with sales growth for the period and additional sales and management hiring; $0.6 million of travel and entertainment expenses due to increases in sales force headcount; and merchant bank processing fees of $0.3 million consistent with sales growth. Depreciation and amortization expenses increased by $0.4 million attributable to assets placed in service at the beginning of the year. Additionally, professional fees and insurance costs increased during the period by $1.9 million, of which $0.9 million was due to additional services rendered related to our pursuit of the Business Combination with Haymaker, with the remaining $1.0 million attributable to increases in costs associated with being a public company.

Interest Expense

Interest expense for the six months ended June 30, 2022 increased by $0.2 million to $1.2 million, or 25.7%, as compared to the six months ended June 30, 2021. The increase is a result of the higher debt balance outstanding from the new debt issued as part of closing the Business Combination. Interest expense relates primarily to interest on an outstanding note payable and amortization of origination fees.

Gain from Change in Fair Value of Warrant Liability

Upon the closing of the Business Combination on the Closing Date, we recognized a warrant liability of $9.2 million and subsequently remeasured the warrant liability to its fair value of $5.8 million as of June 30, 2022. The change in fair value of our warrant liability of $3.4 million was primarily a result of the decrease in the closing price of our Class A Common Stock listed on the Nasdaq to $3.77 per share on June 30, 2022 from $9.02 per share on the Closing Date.

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $187.8 million and subsequently remeasured the earnout liability to its fair value of $64.4 million as of June 30, 2022. The change in fair value of our earnout liability of $123.4 million was primarily a result of the decrease in the closing price of our Class A Common Stock listed on the Nasdaq to $3.77 per share on June 30, 2022 from $9.02 per share on the Closing Date.

Loss from Extinguishment of Debt

Loss on extinguishment of debt reflects the write-off of the unamortized origination fees associated with previous note payable and credit facility that was repaid upon completion of the Business Combination and issuance of the new debt at closing.

Other Income

Other income for the six months ended June 30, 2022 increased by $0.1 million thousand to $0.1 million as compared to the six months ended June 30, 2021. The increase was primarily due to interest income earned on higher on hand cash balances and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax benefit for the six months ended June 30, 2022 increased by $0.4 million as compared to the six months ended June 30, 2021. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members offset by a tax benefit from certain one-time expenses related to the Business Combination that will be attributed to Biote.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate the company’s ongoing results of operations when considered alongside net income, (the most directly comparable U.S. GAAP measure).

We use Adjusted EBITDA as alternative measures to evaluate our operational performance. We calculate Adjusted EBITDA by excluding from net income: interest expense; depreciation and amortization expenses; and income taxes. Additionally, we exclude certain expenses we believe are not indicative of our ongoing operations or operational performance. We present Adjusted EBITDA because it is a key measure used by our management to evaluate our operating performance, generate future operating plans and determining payments under compensation programs. Accordingly, we believe that Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of these limitations are as follows:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•
Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and
•
Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us.

In addition, Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgment by Biote’s management about which expenses are excluded or included. Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our Adjusted EBITDA as a tool for comparison. Investors are encouraged to review the reconciliation, and not to rely on any single financial measure to evaluate our business.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$40,341	$9,761	$49,691	$18,602
Interest expense	794	425	1,153	917
Income tax expense (benefit)	(346)	78	(282)	142
Depreciation and amortization	563	334	1,064	656
Loss from extinguishment of debt and other non-operating items	356	(4)	347	(8)
Share-based compensation expense	79,270	—	79,270	—
Transaction-related expenses	18,769	135	19,477	135
Litigation and other	150	115	841	115
Gain from change in fair value of warrant liability	(3,399)	—	(3,399)	—
Gain from change in fair value of earnout liability	(123,350)	—	(123,350)	—
Adjusted EBITDA	$13,148	$10,844	$24,812	$20,559

Liquidity and Capital Resources

We derive liquidity primarily from debt and equity financing activities. As of June 30, 2022, our balance of cash and cash equivalents was $82.7 million, which is an increase of $56.0 million, or 209.1%, compared to December 31, 2021. Our total outstanding debt principal balance as of June 30, 2022 was $125.0 million, which represents an increase of $87.5 million over the total outstanding debt principal balance as of December 31, 2021 of $37.5 million.

Our primary sources of cash are our cash flow from operations, less amounts paid to fund operating expenses, and working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. We primarily use cash to fund our debt service obligations, fund operations, meet working capital requirements, capital expenditures and strategic investments. As of June 30, 2022, we had cash and cash equivalents of $82.7 million and a $50 million revolving line of credit. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents plus proceeds from the Business Combination and debt financing) will be adequate to finance our operations, working capital requirements, capital expenditures, debt servicing obligations, and potential dividends for at least the next twelve months.

Since our inception, we have financed our operations and capital expenditures primarily through capital investment from our founder and other Members, debt financing in the form of short-term lines of credit and long-term notes payable, and net cash inflows from operations.

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our clinic base. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur additional interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Cash Flows

The following table summarizes our condensed consolidated cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2022	2021	$	%
Condensed consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(21,601)	$17,318	$(38,919)	(224.7%)
Net cash used in investing activities	(1,140)	(1,431)	291	(20.3%)
Net cash provided by (used in) financing activities	78,698	(10,467)	89,165	(851.9%)

Operating Activities

Comparison of the six months ended June 30, 2022 and 2021

Cash flows from operating activities for the six months ended June 30, 2022 decreased $38.9 million compared to the six months ended June 30, 2021. Net income, adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net decrease of $16.2 million as compared to the prior period. Additionally, our working capital investment in our Biote-branded supplement inventory increased by $2.1 million as compared to the prior period. This resulted from the initial investment in our third-party fulfillment centers during the six months ended June 30, 2021. These increases were offset by a $4.2 million increase in working capital from advances and prepayments made to certain vendors and increases in accounts receivable of $0.5 million. Additionally, $31.1 million of transaction closing costs were assumed as accrued expenses and subsequently paid upon completion of the reverse-merger with Haymaker which reduced cash flow from operating activities.

Investing Activities

Comparison of the six months ended June 30, 2022 and 2021

Net cash used in investing activities for the six months ended June 30, 2022 decreased by $0.3 million as compared to the six months ended June 30, 2021. This decrease was driven by a reduction in purchases of property and equipment of $0.7 million, primarily reusable trocars. This decrease was partially offset by an increase in capitalized software development of $0.4 million.

Financing Activities

Comparison of the six months ended June 30, 2022 and 2021

Net cash provided by financing activities for the six months ended June 30, 2022 increased $89.2 million as compared to the six months ended June 30, 2021. The increase is due to the completion of the Business Combination with Haymaker. This included $12.3 million of cash proceeds from the Business Combination and $125.0 million of debt issue proceeds. These were offset by payments to retire existing debt of $37.5 million and $12.4 million of transaction and debt issuance costs. Other items included an increase in distributions to Members of $0.7 million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our accompanying consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

Our most critical accounting estimates include revenue recognition, the valuation of inventory, the valuation of stock compensation, the valuation of earnout liability and the valuation of warrant liability.

Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements. We believe that the accounting policies described reflect our most critical accounting policies and estimates, which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

Revenue Recognition

We adopted FASB ASU 2014-09, Revenue from Contracts with Customers, and subsequent amendments (collectively, “ASC 606”), on January 1, 2019.

To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a clinic; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations. We recognize revenue when the control of the promised goods or services is transferred to Biote-partnered clinics in an amount that reflects the consideration we expect to receive in exchange for such goods or services.

The majority of our revenue is derived from our long-term service agreements for Biote-partnered clinics of the Biote Method. In determining the transaction price, we evaluate whether the price is subject to discounts or adjustments to determine the net consideration to which we expect to be entitled.

Revenue is recognized when control of the product or service is transferred to the clinic (i.e., when our performance obligation is satisfied), which varies between the different performance obligations within the contract. In determining whether control has transferred for a product, we consider if there is a present right to payment and legal title, and whether risks and rewards of ownership have transferred to the clinic. For services, we consider whether we have an enforceable right to payment and when the clinic receives the benefits of our performance. Refer to Note 2 to our condensed consolidated financial statements for additional discussion of our revenue recognition policy.

Inventories

Our inventories consist of physician-prescribed pellets used by Biote-certified practitioners in partnered clinics and Biote-branded dietary supplements which are sold and distributed to the Biote-partnered clinics and their patients. Custody of the pellets remains with Biote-certified practitioners. The pellets are presented as inventory on our financial statements from the date of shipment until such time as they are administered in a treatment by a Biote-certified practitioner on their patient for the convenience of Biote-certified practitioners and Biote-partnered clinics. Beginning the quarter ended June 30, 2021, we maintained our Biote-branded dietary supplement inventory at a third-party facility that provides Biote with co-packing and logistics services in the distribution of these products. From April 1, 2019 through March 31, 2021, we did not maintain our own stock of inventories on these products. During that time period these were distributed to Biote-partnered clinics via drop shipment arrangements with our respective vendors.

Inventories are valued at the lower of cost or net realizable value. We regularly review our inventories and write down our inventories for estimated losses due to obsolescence or expiration. The allowance for pellets is determined based on the age of the specific manufacturing lots of the product and its remaining life until expiration. Dietary supplements are evaluated at the product level based on sales of our products in the recent past and/or expected future demand. Future demand is affected by market conditions, new products and strategic plans, each of which is subject to change with little or no forewarning. In estimating obsolescence, we utilize information that includes projecting future demand.

The need for strategic inventory levels to ensure competitive delivery performance to our Biote-partnered clinics are balanced against the risk of inventory obsolescence due to clinic requirements.

Share-Based Compensation

Share-based compensation awards previously granted by Holdings were valued using using a Monte-Carlo simulation as of the grant date because the value of the awards was dependent on future distributions to be received from a change in control or qualifying liquidity event. The significant assumptions used in the valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion.

Earnout Liability

Our earnout liability was valued using a Monte-Carlo simulation in order to simulate the future path of our stock price over the earnout period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimate value. The significant assumptions used in the valuation include the Company’s stock price, volatility and the drift rate.

Warrant Liability

We value our Private Placement Warrants using a Monte-Carlo simulations in order to simulate the future path of our stock price over the term of the Private Placement Warrants. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the valuation include the Company’s stock price, exercise price, risk-free rate, volatility and term.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations to pay loan principal and interest under our long-term debt agreement and obligations under our operating lease agreement.

Refer to Note 8 and Note 10 to our condensed consolidated financial statements for a discussion of the nature and timing of our obligations under these agreements. The future amount and timing of interest payments under our long-term debt agreement are expected to vary with the amount and then-prevailing contractual interest rates of our debt, which are discussed in Note 8 to our condensed consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, following the Business Combination, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Fluctuation Risk

The primary objective of our investment activities is to maintain cash reserves to meet the capital requirements of our operations and our contractual obligations. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 8 to the consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q, our outstanding long-term debt has a variable rate of interest, which is primarily based on the SOFR. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by $1.2 million.

We do not engage in any strategies to limit our exposure to this interest rate risk. In addition to the interest rate risk related to our current borrowings, changes in interest rates could affect the interest we pay under any future borrowings on the line of credit available to us under our long-term debt agreement.

The variable interest rate on our long-term debt has increased since our last fiscal year, to a rate of 3.6% as of June 30, 2022 from a rate of 3.1% as of December 31, 2021.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. This material weakness has not been remediated as of June 30, 2022.

Based on their evaluation, and in light of the material weakness in internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness described above, we plan to continue to hire personnel with public company experience and provide additional training for our personnel on internal controls as our company continues to grow, and engage external consultants to assist in the development and improvement of methodologies, policies and procedures designed to ensure adequate internal control over financial reporting, including the technical application of U.S. GAAP and evaluating segregation of duties. Although we believe these measures will remediate this material weakness, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future.

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report on form 10-Q to the “Company,” “we,” “us, or “our” refer to the business of the Biote Companies prior to the consummation of the business combination and to Biote and its subsidiaries following the Business Combination and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

Item 1. Legal Proceedings.

The Company is currently involved in litigation described below that is adverse to the Company’s stockholder, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”). The outcome of the Donovitz Litigation, regardless of the merits, is inherently uncertain. At this point in time, the Company cannot predict the length of the Donovitz Litigation or the ultimate liability, if any, which may arise therefrom. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. However, the Donovitz Litigation is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

Donovitz Litigation

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, Cooley LLP, and the Company’s executive officers, including Mary Elizabeth Conlon (Vice President of Business Development and General Counsel), Marc D. Beer (Executive Chairman), Teresa S. Weber (Chief Executive Officer and director), and Steven J. Heyer (director) in the District Court of Dallas County, Texas. Donovitz alleges that the defendants made a variety of false promises regarding Donovitz’s future role in the Company, the protection of Donovitz’s interests, and the continuance of Donovitz’s seminars and training programs subsequent to the completion of the Business Combination. Otherwise, Donovitz claims he would not have agreed to the arrangements that led to the completion of the Business Combination and related transactions. Donovitz generally alleges fraud, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, and breaches of fiduciary duties against the defendants (the “Donovitz Claims”). Donovitz seeks monetary relief exceeding $1.0 million, including, but not limited to, actual damages, damages to be determined at trial, punitive damages, attorneys’ fees, and equitable relief such as profit disgorgement, fee forfeiture, recession, and constructive trust. While not a direct party to the lawsuit, the Company believes that the allegations contained in the complaint are without merit and intends to participate in the defense of the litigation.

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation in Texas. The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware; and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims.

On August 2, 2022, the Company sued Donovitz, Lani Hammonds Donovitz, and Lani D. Consulting in the District Court of Dallas County, Texas, seeking injunctive relief to enforce non-disparagement obligations of that certain founder advisory agreement with Donovitz and the independent contractor agreement with Lani Hammonds Donovitz, both of which were entered into by the subject parties in connection with the Business Combination. The Company successfully obtained a temporary restraining order and has a temporary injunction hearing set for August 25, 2022.

Item 1A. Risk Factors.

Risks Related to Our Industry and Business

Our success will depend upon whether the Biote Method and our Biote-branded dietary supplements attain significant market acceptance among clinics, practitioners and their patients.

Our success will depend on the acceptance of the hormone optimization methods we teach in our training. We cannot predict how quickly clinics, practitioners or their patients will accept the Biote Method or, if accepted, how frequently it will be used. The methods that we currently recommend and any methods we recommend in the future may never gain broad market acceptance. Demonstrated HRT health risks or side effects, as well as negative publicity relating to the same, could negatively impact the perception of patient benefit and generate resistance and opposition from practitioners, which could limit adoption of the Biote Method and have a material adverse impact on our business. To date, a substantial majority of our sales and revenue have been derived from a limited number of clinics and independent, third-party physicians and nurse practitioners who are certified under our training program (the “Biote-certified practitioners”).

Our future growth and profitability will largely depend on our ability to increase practitioner awareness of our practice-building platform as well as our Biote-branded dietary supplements, and on the willingness of clinics, practitioners and their patients to adopt them. Practitioners may not adopt the Biote Method unless they determine, based on experience, clinical data, medical society recommendations and other analyses, that our methods and the Biote-branded dietary supplements are appropriate for their patients.

Healthcare practitioners must believe that our practice-building platform and Biote-branded dietary supplements offer benefits over alternatives. Even if we are able to raise awareness, practitioners may be slow in changing their medical treatment practices and may be hesitant to use the Biote Method.

Practitioners independently determine the type of treatment that will be utilized and provided to their patients. We focus our sales, marketing and education efforts primarily in the hormone optimization space and aim to educate Biote-certified practitioners regarding the patient population that would benefit from the Biote Method. Despite our efforts, we cannot assure you that we will achieve broad market acceptance among these practitioners or, more generally, that practitioners will adopt the Biote Method at all. Further, changes in the regulatory or enforcement landscape may be a factor in practitioners choosing certain methods for their patients, for example, medication compounded by a compounding pharmacy or outsourcing facility.

For example, some Biote-certified practitioners may choose to utilize the Biote Method and our Biote-branded dietary supplements on only a subset of their total patient population or may not adopt our offerings at all. If we are not able to effectively demonstrate that the use of the Biote Method and our Biote-branded dietary supplements is beneficial in a broad range of their patients, adoption of our offerings will be limited and may not occur as rapidly as we anticipate or at all, which would have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that the Biote Method or our Biote-branded dietary supplements will achieve broad market acceptance among clinics and practitioners. Additionally, even if the Biote Method and our Biote-branded dietary supplements achieve initial market acceptance, they may not maintain that market acceptance over time if competing methods, procedures or technologies are considered more cost-effective or otherwise superior. Any failure of our offerings to generate sufficient demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition and results of operations.

Further, if the Biote Method or our Biote-branded dietary supplements do not generate sufficient patient demand for the Biote-certified practitioners or clinics we partner with (“Biote-partnered clinics”), we may be unable to attract or retain contracts with practitioners or clinics to use the Biote Method or sell our Biote-branded dietary supplements. If we are unable to attract or retain contracts with practitioners or clinics, our business, results of operations and financial condition could be adversely affected.

Outsourcing facilities that produce bioidentical hormone pellets that we offer training on in the Biote Method and failure by those parties to adequately perform their obligations could harm our business.

Outsourcing facilities manufacture the products that we recommend as part of our training. The facilities used to compound and distribute bioidentical hormone pellets, which may be prescribed by Biote-certified practitioners, are registered with the FDA as 503B outsourcing facilities. We do not control or direct the compounding or manufacturing processes used by these outsourcing facilities. We use contract manufacturers to produce the formulations of the dietary supplements we develop and sell under Biote’s private label, and we rely on those manufacturers for compliance with the applicable regulatory requirements. As such, we have no control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable international regulatory authority does not approve these facilities for the manufacture of these products or if it withdraws any such approval in the future, we may need to identify alternative manufacturing facilities, which would significantly impact our ability to meet consumer demand. In addition, our inability to identify or enter into satisfactory arrangements with any such alternative manufacturing facilities may result in a material adverse effect on our business, financial condition and results of operations.

Further, our reliance on third-party dietary supplement contract manufacturers entails risks, including:

•
inability to meet certain product specifications and quality requirements consistently;
•
delay or inability to procure or expand sufficient manufacturing capacity;
•
issues related to scale-up of manufacturing;
•
costs and validation of new equipment and facilities required for scale-up;
•
third-party manufacturers may not be able to execute necessary manufacturing procedures and other logistical support requirements appropriately;
•
third-party manufacturers may fail to comply with current good manufacturing practice (“cGMP”) requirements and other requirements by the FDA or other comparable regulatory authorities;
•
inability for us or Biote-certified practitioners and Biote-partnered clinics to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•
breach, termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us or Biote-certified practitioners and Biote-partnered clinics;
•
third-party manufacturers may not devote sufficient resources to the products that we recommend as part of our training or our Biote-branded dietary supplements;

•
we may not own, or may have to share, the intellectual property rights to any improvements made by third-party manufacturers in the manufacturing process for our Biote-branded dietary supplements;
•
operations of third-party manufacturers or our suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•
logistics carrier disruptions or increased costs that are beyond our control.

Any adverse developments affecting manufacturing operations for our Biote-branded dietary supplements may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of these products, which could prevent their delivery to Biote-certified practitioners or Biote-partnered clinics. We may also have to write off inventory, incur other charges and expenses to replace dietary supplements that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.

Any of these events could impact our ability to successfully commercialize any future products that we recommend as part of our training and our current or any future Biote-branded dietary supplements. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC. and F.H. Investments, Inc. to support the manufacturing of bio-identical hormones for prescribers.

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020, an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s on August 1, 2020, and a Pharmacy Services Agreement with F.H. Investments, Inc. d/b/a Asteria Health on October 28, 2021, to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe. AnazaoHealth, Carie Boyd’s, and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compound testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding of testosterone and estradiol implantable subcutaneous pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified Practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

Any termination of the Pharmacy Services Agreement with AnazaoHealth, Outsourcing Facility Services Agreement with Carie Boyd’s or Pharmacy Services Agreement with Asteria Health could have an adverse effect on the practices of Biote-certified Practitioners or Biote-partnered clinics our business, financial condition and results of operations.

In the future, we may also seek to develop relationships with other outsourcing facilities to support the manufacturing of bioidentical hormones for Biote-certified practitioners and Biote-partnered clinics in the United States and internationally, with an initial focus on expansion into Puerto Rico, Argentina, Brazil, Colombia, Mexico, Canada and the Dominican Republic, as permitted by law. If we fail to develop new relationships with any other outsourcing facilities we seek to engage, including in new markets in the United States and internationally, fail to manage or incentivize these facilities effectively, or if these facilities are not successful in their sales and marketing efforts, our ability to support to Biote-certified practitioners and Biote-partnered clinics, and to generate revenue, cash flow and earnings growth could suffer, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these agreements may be non-exclusive, and some of these facilities may also have cooperative relationships with certain of our competitors.

Biote-certified practitioners and Biote-partnered clinics are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the six months ended June 30, 2022, over 63% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in expanding into new geographic areas within the United States or internationally. In addition, as we expand into new geographic areas, we may not be able to dedicate enough time or resources to maintain our market share in our core geographic areas, and our business may be negatively impacted.

The frequency of use by practitioners and clinics of the Biote Method may not increase at the rate that we anticipate or at all.

One of our key objectives is to continue to increase utilization, or the adoption and frequency of use, of both the Biote Method and our Biote-branded dietary supplements by new and existing Biote-certified practitioners and Biote-partnered clinics. If utilization by our existing and newly trained Biote-certified practitioners of the Biote Method and the Biote-branded dietary supplements we sell does not occur or does not occur as quickly as we anticipate, we could experience a material adverse effect on our business, financial condition and results of operations.

Adoption of the Biote Method depends upon appropriate practitioner training, and inadequate training may lead to negative patient outcomes and adversely affect our business.

Our success depends in part on the patient selection criteria of Biote-certified practitioners and proper execution of methods discussed in training sessions conducted by our training faculty. However, the practice of medicine is the domain of the Biote-certified practitioners, who rely on their previous medical training and experience, and we cannot guarantee that Biote-certified practitioners will effectively utilize the Biote Method. Patient outcomes may not be consistent across Biote-certified practitioners and Biote-partnered clinics. This result may negatively impact the perception of patient benefit and limit adoption of the Biote Method, and could result in litigation against us, in each case which would have a material adverse effect on our business, financial condition and results of operations.

The continuing development of our training depends upon our maintaining strong working relationships with Biote-certified practitioners and other medical personnel.

The development, marketing and sale of our training depend upon our maintaining working relationships with Biote-certified practitioners and other medical personnel. We rely on these relationships to provide us with considerable knowledge and experience regarding the development, marketing and sale of our training. For example, Biote-certified practitioners assist us in marketing and as researchers, consultants and public speakers. If we cannot maintain our strong working relationships and continue to receive such advice and input, the development and marketing of our training could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our results of operations in the near term.

We believe our long-term value as a company will be greater if we focus on longer-term growth over short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy focused on maximizing short-term profitability. Significant expenditures on marketing efforts, acquisitions and international expansion may not ultimately grow our business or lead to expected long-term results.

We have experienced substantial growth in our operations, and we expect to experience continued substantial growth in our business. For example, we plan to increase our headcount from 2022 through 2024. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people market and sell the Biote Method and our Biote-branded dietary supplements, which could result in inefficiencies and unanticipated costs, lowered quality standards and disruptions to our operations. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future offerings. In addition, our ability to grow may be adversely impacted due to factors beyond our control, which could have a material adverse effect on our business, reputation, financial performance, financial condition and results of operations, and could expose us to liability. Our failure to manage growth effectively could have a material and adverse effect on our business, financial condition and results of operations. To manage the growth of our operations, we must establish appropriate and scalable operational and financial systems, procedures and controls and build and maintain a qualified finance, administrative and operations staff. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, we may fail to execute our business strategy which would have a material adverse effect on our business, results of operations and financial condition.

We face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain expected levels of market penetration and market share, which could have a material adverse effect on our business, financial condition and results of operations.

The medical practice-building market and dietary supplement industry are highly competitive, subject to rapid change and significantly affected by new offerings and other market activities of industry participants. For example, in the dietary supplement space, we are competing with more than 30 brands of dietary supplements, including that of Evexipel, Pellecome, Pro-Pell, Sottopelle, BodyLogicMD, HTCA and Nature’s Way, that are either available direct to consumer online, through more conventional retailers and department stores and/or sold through practitioners. If we are unable to compete effectively, we will not be able to establish our training and Biote-branded dietary supplements in the marketplace, which would have a material adverse effect on our business, financial condition and results of operations. Further, large, well-capitalized pharmaceutical companies may enter the medical practice-building market in the hormone optimization space or dietary supplements market and would be able to spend more on development of their offerings, marketing, sales, compliance and other initiatives than we can. Some of our competitors may have:

•
significantly greater name recognition;
•
broader or deeper relations with healthcare professionals and clinics;
•
more established dietary supplement distribution networks;
•
additional lines of dietary supplements and the ability to offer rebates or bundle products to offer greater discounts or other incentives to gain a competitive advantage;
•
greater experience in conducting research and development, and marketing for their products; and
•
greater financial and human resources for development, sales and marketing and patent prosecution of our offerings.
•
Our continued success depends on our ability to:
•
develop innovative training as well as Biote-branded dietary supplements that aim to address patient needs;
•
adapt to regulatory and enforcement changes over time;
•
expand our sales force across key markets to increase the number of Biote-certified practitioners;
•
leverage our Biote-branded dietary supplements;
•
accelerate the expansion of our business into new markets;
•
attract and retain skilled research, development, sales and clinical personnel;
•
cost-effectively market and sell our training and our Biote-branded dietary supplements; and
•
obtain, maintain, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

We can provide no assurance that we will be successful in developing new training, methods, or Biote-branded dietary supplements or commercializing them in ways that achieve market acceptance. Moreover, any significant delays in the development or commercialization of new training, methods or dietary supplements may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate, which could have a material adverse effect on our business, financial condition and results of operations.

We have a limited history operating a practice-building business for practitioners in the hormone optimization space, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We have a limited history operating a practice-building business for practitioners in the hormone optimization space. We commenced operations in 2012, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, developing the Biote Method and our training, refining our relationships with outsourcing facilities that can compound the bioidentical hormone pellet products that Biote-certified practitioners may prescribe, as well as manufacturers who produce our Biote-branded dietary supplements. Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increase the risk of your investment. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of commercializing the Biote Method and our Biote-branded dietary supplements. In addition, as an early-stage company with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors which may result in our inability to maintain profitability.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations and key metrics discussed elsewhere in this Quarterly Report on Form 10-Q may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

•
the level of demand for either the Biote Method or our Biote-branded dietary supplements, which may vary significantly from period to period;
•
our ability to attract new Biote-partnered clinics and Biote-certified practitioners;
•
the addition or loss of one or more of our Biote-partnered clinics or Biote-certified practitioners, including as the result of acquisitions or consolidations;
•
the timing of recognition of revenues;
•
the amount and timing of operating expenses;
•
general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID-19 pandemic and/or the military conflict between Russia and Ukraine;
•
the timing of our billing and collections;
•
Biote-partnered clinic and Biote-certified practitioner renewal, expansion, and adoption rates;
•
increases or decreases in the number of patients that are served by Biote-certified practitioners or Biote-partnered clinics, or pricing changes upon any renewals of Biote-certified practitioner or Biote-partnered clinic agreements;
•
changes in our pricing policies or those of our competitors;
•
the timing and success of new offerings by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, practitioners, clinics or outsourcing facilities;
•
extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•
sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•
the impact of new accounting pronouncements and the adoption thereof;
•
fluctuations in stock-based compensation expenses;
•
expenses in connection with mergers, acquisitions or other strategic transactions;
•
changes in regulatory and licensing requirements;
•
the amount and timing of expenses related to our expansion to markets outside the United States; and
•
the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

Further, in future periods, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for either the Biote Method or our Biote-branded dietary supplements, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our growth rate may slow in the future as our market penetration rates increase. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to achieve or sustain profitability in future periods, which could harm our business and cause the market price of our Class A Common Stock to decline.

If we are unable to attract and retain executive officers, key employees and other qualified personnel, or are unable to attract and retain contracts with Biote-certified practitioners, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lost any one or more of their services. As we build our brand, expand into new domestic and international territories and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Teresa S. Weber, our Chief Executive Officer, Marc D. Beer, our Executive Chairman, Robbin C. Gibbins, our Chief Financial Officer, Dr. Ross McQuivey, our Chief Medical Officer, Mary Elizabeth Conlon, our Vice President,

Business Development & General Counsel, and Cary Paulette, our Chief Revenue Officer, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

Further, our success depends in part upon our ability to attract, train and retain contracts with practitioners and clinics. We have invested substantial time and resources in building our base of Biote-certified practitioners and Biote-partnered clinics. If we are unable to attract and retain contracts with practitioners and clinics capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to grow our practitioner base of Biote-certified practitioners or any material increase in turnover rates of our Biote-certified practitioners may adversely affect our business, results of operations and financial condition.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws, rules or regulations.

The healthcare industry, including the healthcare and other services that we and Biote-certified practitioners provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•
federal laws (including the False Claims Act) that prohibit entities and individuals from intentionally (or with reckless disregard or deliberate ignorance) presenting or causing to be presented false or fraudulent claims to government-funded programs, or improperly retaining known overpayments;
•
a provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for, or for the purchasing, leasing, ordering or arranging for, items and services for which payment may be made, in whole or in part, by federal healthcare programs;
•
similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims, and other fraud and abuse issues which typically are not limited to relationships involving government-funded programs. In some cases these laws prohibit or regulate additional conduct beyond what federal law affects, including applicability to items and services paid by commercial insurers and private pay patients. Penalties for violating these laws can range from fines to criminal sanctions;
•
provisions of 18 U.S.C. § 1347 that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
FDA marketing and promotion restrictions, as well as several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare industry;
•
federal and state laws related to confidentiality, privacy and security of personal information such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), including protected health information (“PHI”), that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify our customers in the event of a breach; and
•
state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians.

We plan to expand our operations to new markets outside the United States, creating a variety of operational challenges.

Although we currently work with numerous clinics that are multi-national in scope, our current business is primarily focused on clinics and practitioners in the United States. A component of our growth strategy involves expanding our operations outside the United States, including expansion into Puerto Rico, Argentina, Brazil, Colombia, Mexico, Canada and the Dominican Republic, as permitted by law. We may face difficulties as we expand our operations into new domestic and international markets in which we have limited or no prior operating experience.

Our growth strategy for expanding our operations outside the United States will require significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States, including:

•
the need to localize and adapt our platform for specific countries, including translation into foreign languages and obtaining local regulatory and legal guidance with associated expenses;
•
data privacy laws that require customer data to be stored and processed in a designated territory;
•
difficulties in staffing and managing international operations and working with international partners;
•
different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•
new and different sources of competition;
•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•
laws and business practices favoring local competitors;
•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•
increased financial accounting and reporting burdens and complexities;
•
restrictions on the transfer of funds;
•
fluctuations in currency exchange rates, which could increase the price of the products that we recommend as part of our training and of our Biote-branded dietary supplements outside of the United States, increase the expenses of our international operations and expose us to international currency exchange rate risk;
•
adverse tax consequences; and
•
unstable regional and economic political conditions.

In addition, due to potential costs from any international expansion efforts and potentially higher supplier costs outside of the United States, our international operations may operate with a lower margin profile. As a result, our margins may fluctuate as we expand our operations internationally.

As we move to expand our business into Central and South America, our success will depend, in large part, on our ability to identify and work with international distributors. If our international distributors are unable to expand our business or are unable to provide an adequate training program, our business could be harmed. Our failure to manage any of these risks successfully, or to comply with these laws and regulations, could harm our operations, reduce our sales and harm our business, operating results and financial condition. For example, in certain countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we have policies and procedures designed to ensure compliance with these laws and regulations, our employees, contractors and agents, as well as partners involved in our international sales, may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation.

Some of the outsourcing facilities we work with also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if these facilities are not able to successfully manage these risks.

We may not be able to achieve or maintain satisfactory pricing and margins for our training and the Biote Method or the Biote-branded dietary supplements we sell.

Companies in our industry have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for the Biote Method, or our Biote-branded dietary supplements, or maintain prices at the levels we have historically achieved. If we are forced to lower the price we charge for the Biote Method or our Biote-branded dietary supplements, our revenue and gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could materially and adversely impact our business, financial condition and results of operations.

Unforeseen and unpredictable factors affecting the operations of the FDA, U.S. Drug Enforcement Administration (the “DEA”) and other government agencies, such as the COVID-19 pandemic and changes in funding for the FDA, DEA and other government agencies, could hinder their ability to hire and retain key leadership and other personnel, or otherwise delay inspections of the 503B outsourcing facilities of our third-party dietary supplement contract manufacturers, which could negatively impact practitioners and our business.

The ability of the FDA, the DEA and other governmental agencies to conduct their regulatory duties and activities, including reviewing and approving future products, can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review and response times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Since March 2020, when international and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance and inspections on a prioritized basis and may experience delays in their regulatory activities. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in 2021. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable international regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable international regulatory authorities to timely inspect the facilities of our third-party suppliers, which could have a material adverse effect on our business.

The size of the markets for our current and future offerings has not been established with precision and may be smaller than we estimate.

Biote-certified practitioners primarily focus their treatments on women experiencing symptoms due to hormonal imbalance before, during, and after menopause, and men experiencing symptoms of hypogonadism and male sex hormone deficiency. It is estimated that, as of 2020, the total U.S. market opportunity for HRT products, available in various forms, exceeds $7 billion and is expected to grow 7% annually through 2026. We believe our business opportunity in providing educational and practice management services is large and will similarly grow. Our estimates of our total addressable markets for our current offerings and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of practitioners we can offer our training and Biote-branded dietary supplements to and the assumed prices at which we can sell offerings in markets that have not been established or that we have not yet entered. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for our current or future offerings may prove to be incorrect. If the actual number of a Biote-certified practitioner’s or Biote-partnered clinic’s patients who would benefit from the Biote Method or our Biote-branded dietary supplements, the price at which we can sell training and Biote-branded dietary supplements, or the total addressable market for the Biote Method or our Biote-branded dietary supplements is smaller than we have estimated, it may impair our sales growth and have a material adverse impact on our business, financial condition and results of operations.

Our forecasted operating and financial results rely upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our actual operating and financial results may be significantly below our forecasts.

Whether actual operating and financial results and business developments will be consistent with our expectations, assumptions and analyses as reflected in our forecasted operating and financial results depends on a number of factors, many of which are outside of our control, including, but not limited to:

•
whether we can obtain sufficient capital to grow our business;
•
our ability to manage our growth;
•
whether we can manage relationships with 503B outsourcing facilities and dietary supplement contract manufacturers, and other key suppliers;
•
demand for the Biote Method and our Biote-branded dietary supplements;
•
the timing and costs of new and existing marketing and promotional efforts;
•
competition, including from established and future competitors;
•
our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•
the overall strength and stability of the economies in the markets in which we operate or intend to operate in the future; and
•
regulatory, legislative and political changes.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, prospects, financial condition, and results of operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. We believe that the accounting policies described reflect our most critical accounting policies and estimates (including with respect to revenue recognition and the valuation of inventory), which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A Common Stock.

Off-label promotion may result in civil and criminal fines and other penalties, as well as product liability suits, which could be costly to our business.

Biote does not manufacture or distribute any drug products. Nevertheless, if the FDA determines that our practitioner training, including our paid consultants’ educational materials, constitutes off-label drug promotion, it could subject us or our business partners to enforcement action, including warning letters, untitled letters, fines and penalties, including criminal fines and/or prosecution. If we are found to have inappropriately marketed or promoted any drugs, we may become subject to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated, prosecuted and/or enjoined several companies from engaging in off-label promotion. If we become subject to civil or criminal fines or other penalties, or product liability suits, such fines, penalties or lawsuits could have a material adverse effect on our business, financial condition and results of operations.

Biote has entered into a credit agreement which contains affirmative, negative and financial covenants that may limit its flexibility in operating its businesses.

On May 26, 2022, Biote entered into the Credit Agreement with BioTE Medical, as borrower, and Truist Bank, as administrative agent, in connection with the Closing. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan facility and a $50.0 million revolving line of credit. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact its business, financial condition and results of operations.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we offer or may develop.

We face an inherent risk of product liability exposure. If we cannot successfully defend ourselves against claims that the products that we recommend as part of our training or our Biote-branded dietary supplements caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for the Biote Method and our Biote-branded dietary supplements;
•
decreased demand for any new methods, training, or products that we may develop;
•
injury to our reputation and significant negative media attention;
•
significant costs to defend the related litigation, including the risk that any Biote-certified practitioners who may face such related litigation may in turn seek to recover from us;
•
substantial monetary awards paid to patients;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources;
•
reduced resources for our management to pursue our business strategy; and
•
the inability to commercialize any methods, training, or products that we may develop.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur and we may need to increase our insurance coverage. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Further, a Biote-certified practitioner’s failure to follow our training and the Biote Method, or accepted medical practices in any stage of treatment may result in lawsuits against us.

If we experience significant disruptions in our information technology systems, our business may be adversely affected.

We depend on our information technology systems for the efficient functioning of our business, including to support Biote Method, our end-to-end platform to enable Biote-certified practitioners to establish, build, and successfully operate a Biote-partnered clinic for optimizing hormone levels in their specific aging patient population, the distribution and maintenance of our Biote-branded dietary supplements, as well as for accounting, data storage, compliance, purchasing and inventory management. Our information technology systems may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. We could be subject to any number of unintentional events that could involve a third-party gaining unauthorized access to our systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Technological interruptions could disrupt our operations, including our ability to project inventory requirements, manage our supply chain and otherwise adequately service our Biote-partnered clinics and Biote-certified practitioners or disrupt their ability use the Biote Method and our Biote-branded dietary supplements for treatments. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and have a material adverse effect on our business, financial condition and results of operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of the Biote Method and our Biote-branded dietary supplements could be delayed or disrupted.

We are increasingly dependent on complex information technology to manage our infrastructure. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our securities, including our Class A Common Stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although we may not undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We carry business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to our operations. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.

Further, we do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include products and completed operations liability, business personal property and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would materially and adversely affect our business, financial condition and results of operations.

Our employees, independent contractors, consultants, Biote-certified practitioners, Biote-partnered clinics medical advisors and suppliers may engage in misconduct or other improper activities, including non-compliance with professional and regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, independent contractors, consultants, Biote-certified practitioners, Biote-partnered clinics, medical advisors and suppliers may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable international regulatory authorities, including those laws that require the reporting of true, complete and accurate information to the FDA, (ii) compounding and manufacturing standards, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations established and enforced by comparable international regulatory authorities, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

The COVID-19 pandemic has materially impacted the United States and global economies and could have a material adverse impact on our employees, Biote-partnered clinics or Biote-certified practitioners, which could adversely and materially impact our business, financial condition and results of operations.

The World Health Organization has declared the outbreak of the novel coronavirus COVID-19 a pandemic and public health emergency of international concern. In March 2020, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. In addition, many jurisdictions in the United States have limited social mobility and gathering. Many business establishments have closed due to restrictions imposed by the government and many governmental authorities have closed or limited the number of persons who can attend or use most public establishments, including schools, restaurants and shopping malls. Our Biote-partnered clinics and Biote-certified practitioners have been, and may continue to be, negatively impacted by the shelter-in-place and other similar state and local orders, the closure of third-party manufacturing sites and country borders, and the increase in unemployment. These conditions will continue to have negative implications on demand for goods, the supply chain, production of goods and transportation. As the COVID-19 pandemic persists, governments (at national, state and local levels), companies and other authorities may continue to implement restrictions or policies that could adversely impact business to business spending, consumer spending, global capital markets, the global economy and our stock price. Although we have not experienced significant business disruptions thus far from the COVID-19 pandemic, for a time, we were unable to host in-person training on a large-scale or at all in certain states. Further, some of our Biote-certified practitioners were unwilling to travel and certain Biote-partnered clinics were shut down due to shelter-in-place requirements. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel and cancellation of physical participation in meetings, events and conferences), we temporarily reduced employee salaries and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, Biote-partnered clinics, Biote-certified practitioners, and business. Our modified business practices, and any further actions we may take, may adversely impact our employees and employee productivity. The COVID-19 pandemic may also adversely impact the operations of our Biote-partnered clinics and Biote-certified practitioners. This direct impact of the virus, and the disruption on our employees and operations, may negatively impact both our ability to meet practitioner or clinic demand and our revenue and margins. We may experience delays or changes in practitioner or clinic demand, particularly if funding priorities change.

Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the COVID-19 pandemic and associated protective or preventative measures expand, we may experience a material adverse impact on our business operations, revenues and financial condition as well as some of our underlying business drivers such as practitioner or clinic growth; however, the ultimate impact of the COVID-19 pandemic on us and our business operations, revenues and financial condition is highly uncertain and subject to change. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risks Related to Our Industry and Business” section.

Extreme weather conditions, natural disasters, and other catastrophic events, including those caused by climate change, could negatively impact our results of operations and financial condition.

Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, suppliers, Biote-partnered clinics, dietary supplement third-party manufacturers, and suppliers are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that could negatively impact practitioner or clinic spending, any or all of which would negatively impact our results of operations and financial condition. In particular, these types of events could impact our global supply chain, including the ability of manufacturers to produce our Biote-branded dietary supplement products to Biote-partnered clinics or Biote-certified practitioners from or to the impacted region(s).

Market and economic conditions may negatively impact the Company’s business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in June 2022, the U.S. Consumer Price Index (CPI), which measures a wide-ranging basket of goods and services, rose 9.1% from the same month a year ago, which represents the largest CPI increase since November of 1981. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for any products or methods we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our Biote-branded dietary supplements, and our ability to successfully commercialize any products we may develop may be adversely affected. If we are not able to maintain freedom to operate for our products from third party intellectual property rights, our ability to commercialize products may be limited unless we secure a license to such rights.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our Biote-branded dietary supplements.

We rely on a combination of contractual provisions, confidentiality procedures and copyright, trademark, trade secret and other intellectual property rights to protect the proprietary aspects of our brands, technologies, and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how, obtaining and maintaining patents and obtaining other intellectual property rights.

We may not be able to obtain and maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage. For example, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, contractors, clients and other vendors who have access to such information and could otherwise become known or be independently discovered by third parties. In addition, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our intellectual property at all. Despite our efforts to protect our intellectual property, unauthorized parties may be able to obtain and use information that we regard as proprietary. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, consultants, contractors, collaborators, Biote-certified practitioners, Biote-partnered clinics, vendors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Our other intellectual property, including our trademarks, could also be challenged, invalidated, infringed and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks, in which case we could be forced to re-brand our Biote-branded dietary supplements, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion.

We may in the future also be subject to claims by our former employees, consultants or contractors asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants, contractors and any other collaborators who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

Failure to obtain and maintain patents, trademarks and other intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our patents, trademarks, data, technology and other intellectual property, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market the Biote Method and our Biote-branded dietary supplements.

Our industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that we may be accused of misappropriating third parties’ trade secrets. Additionally, our Biote-branded dietary supplements are produced by third-party vendors and may include components that are outside of our direct control. Our competitors may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to use and sell the Biote Method, or use, sell and/or export our Biote-branded dietary supplements, or our ability to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that the Biote Method, our Biote-branded dietary supplements and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase products may not indemnify us in the event that such products accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify Biote-partnered clinics, Biote-certified practitioners or business partners in connection with litigation and to obtain licenses, which could further exhaust our resources.

Even if we believe a third party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any products or technology we may develop and any other products or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

Further, if patents, trademarks or trade secrets are successfully asserted against us, this may harm our business and result in injunctions preventing us from selling the Biote Method and our Biote-branded dietary supplements, or result in obligations to pay license fees, damages, attorney fees and court costs, which could be significant. In addition, if we are found to willfully infringe third-party patents or trademarks or to have misappropriated trade secrets, we could be required to pay treble damages in addition to other penalties.

Although patent, trademark, trade secret and other intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses, if any, on satisfactory terms, if at all. In addition, if any license we obtain is non-exclusive, we may not be able to prevent our competitors and other third parties from using the intellectual property or technology covered by such license to compete with us. Any of these events could materially and adversely affect our business, financial condition and results of operations.

Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (the “USPTO”), may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as reexamination, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent third-party suppliers from manufacturing our Biote-branded dietary supplements, which would have a significant adverse impact on our business, financial condition and results of operations.

Additionally, we have filed and may in the future file lawsuits or initiate other proceedings to protect or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful. We are currently party to two open litigation matters involving terminated practices and practitioners who we filed suit against to enforce post-termination contractual obligations where the defendants offered a competing hormone pellet therapy within the contractual two-year restrictive period without paying our requisite buy-out or residual benefit fee.

Competitors may infringe our issued patents or other intellectual property, which we may not always be able to detect. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or alleging that our intellectual property is invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise challenges to the validity of certain of our owned patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in international jurisdictions (e.g., opposition proceedings). In any such lawsuit or other proceedings, a court or other administrative body may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the protection on products that we may develop. If our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Any of these events could materially and adversely affect our business, financial condition and results of operations.

Even if resolved in our favor, litigation or other proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A Common Stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. Uncertainties resulting from the initiation and continuation of patent and other intellectual property litigation or other proceedings could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed.

In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, contractors, Biote-certified practitioners, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Despite the protections we do place on our intellectual property or other proprietary rights, monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. The laws of many countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited in the United States and abroad, which could affect our ability to expand in domestic and international markets or require costly efforts to protect our technology.

To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use our Biote-branded dietary supplements, technology, or develop similar technology. Our competitors could purchase our Biote-branded dietary supplements and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Biote-branded dietary supplements, as well as the value of our brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our Biote-branded dietary supplements and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information.

Further, it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and non-disclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology similar to ours or competing technologies, our competitive market position could be materially and adversely affected. In addition, some courts are less willing or unwilling to protect trade secrets, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

We may be subject to claims that we or our employees, consultants or contractors have wrongfully used, disclosed or otherwise misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors or claims asserting an ownership interest in intellectual property we regard as our own.

Many of our employees, consultants and contractors were previously employed at or engaged by other medical device, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants and contractors do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, used, disclosed or otherwise misappropriated intellectual property, including trade secrets or other proprietary information, of their former employers or our competitors or potential competitors. Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees, consultants or contractors have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity.

Litigation may be necessary to defend against such claims, and it may be necessary, or we may desire, to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. For example, a court could prohibit us from using technologies or features that are essential to the Biote Method or our Biote-branded dietary supplements, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employer. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

An inability to incorporate technologies or features that are important or essential to the Biote Method and our Biote-branded dietary supplements could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from providing our training and selling our Biote-branded dietary supplements. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize the products that we recommend as part of our training and our Biote-branded dietary supplements, which could have an adverse effect on our business, financial condition and results of operations.

We may be subject to claims challenging our intellectual property.

We or our licensors may be subject to claims that former consultants, contractors or other third parties have an interest in our trade secrets or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our Biote-branded dietary supplements. Any such events could have a material adverse effect on our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, then we may not be able to build brand recognition in our markets and our business may be adversely affected.

We rely on trademarks, service marks, trade names and brand names to distinguish our training and Biote-branded dietary supplements from our competitors and have registered or applied to register these trademarks. Our registered or unregistered trademarks, service marks, trade names and brand names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. Additionally, we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many international jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our Biote-branded dietary supplements, which could result in loss of brand recognition and could require us to devote significant resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In some cases, we may need to litigate claims to enforce our rights in our marks to avoid market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

Risks Related to Regulation

We market dietary supplements and convenience kits, which are regulated by the FDA, and are subject to certain requirements under the FDCA and the laws enforced by the FTC. Our failure to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties.

We sell dietary supplements and convenience kits, which are regulated by the FDA. Each of these product categories have differing requirements that must be followed to ensure compliance with the FDCA and regulations promulgated thereunder, and failure to do so may result in the products being misbranded or adulterated. If we are found to have manufactured, distributed, sold, or labeled any products in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

The FTC enforces the Federal Trade Commission Act (the “FTCA”) and related regulations, which governs the advertising associated with the promotion and sale of our Biote-branded dietary supplements to prevent misleading or deceptive claims. For advertisements relating to dietary supplements, the FTC typically requires all factual claims, both express and implied, to be substantiated by competent and reliable scientific evidence. The FTC has promulgated policies and guidance that apply to advertising for dietary supplements that may be costly to comply with. The FDA may also determine that a particular dietary supplement or ingredient that we may market presents an unacceptable health risk. If that occurs, we could be required to cease distribution of and/or recall Biote-branded dietary supplements containing that ingredient.

The FDA or FTC may also determine that certain labeling, advertising and promotional claims, statements or activities with respect to a dietary supplement are not in compliance with applicable laws and regulations and may determine that a particular statement is an unapproved health claim, a drug claim, a false or misleading claim, or a deceptive advertising claim. Any such determination or any other failure to comply with FDA, FTCA or other regulatory requirements could prevent us from marketing our Biote-branded dietary supplements as a dietary supplement and subject us to administrative, civil or criminal penalties. The FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in warning letters, consent decrees and the payment of civil penalties and/or restitution by the companies involved. Should the FTC determine that our claims are false or misleading or unsubstantiated, we could be subject to FTC enforcement action and may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

We have developed and market a method and training program where the practitioner may prescribe a compounded bioidentical hormone. Compounded drugs are regulated by the FDA and are subject to certain requirements under the FDCA. Failure of compounding entities to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties.

While we do not sell compounded or prescription drugs, we have developed and market a method and training program where the practitioner may prescribe a compounded bioidentical hormone that is made by a third-party 503B outsourcing facility and requires compliance with the FDCA, and failure to do so may result in the products being misbranded or adulterated. Amendments to the FDCA in 2013 created Section 503B, which creates a category of compounding pharmacies known as “outsourcing facilities” which are subject to certain FDCA requirements, including the requirement to adhere to cGMP regulations, though it exempts such facilities from certain of the FDCA requirements that otherwise apply to drug manufacturers. Understanding and complying with these laws and regulations may require substantial time, money, and effort. While we have only established relationships with 503B outsourcing facilities to support practitioners, if we are found to have manufactured, distributed, marketed, sold, or labeled any products in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

Compounded preparations and the pharmacy compounding industry are subject to regulatory scrutiny, which may impair our growth and sales.

Formulations prepared and dispensed by compounding pharmacies are not approved by the FDA. As we are a medical marketing and training company, we do not manufacture or compound pharmaceutical products. However, we contract with FDA-registered 503B outsourcing facilities to build relationships to support Biote-certified practitioners by offering an option for the compounding of bioidentical hormone pellets that the practitioner may order to prescribe. These pellets, compounded by 503B outsourcing facilities, are not subject to the FDA new drug approval process. Certain compounding pharmacies have been the subject of widespread negative media coverage in recent years. In 2018, the Department of Justice convicted the New England Compounding Center (NECC) supervisory pharmacist for criminal violations of the FDCA related to the improper sterilization of compounded methylprednisolone acetate. The pharmacist was originally sentenced to eight years in prison followed by two years of supervised release. After an appeal, the pharmacist was resentenced in 2021 to 14.5 years in prison and ordered to pay a forfeiture of $1.4 million and restitution of $82 million. Further, on September 9, 2019, the FDA issued a statement announcing that they have been trying to improve adverse event reporting for compounded drugs (the “FDA Statement”). The FDA Statement discussed reporting discrepancies by Carie Boyd’s and AnazaoHealth, and specifically named Biote and its reporting procedures. Because Carie Boyd’s and AnazaoHealth are two of Biote’s relationships with third-party outsourcing facilities, any regulatory action by the FDA that affects these facilities will impact practitioners’ ability to prescribe bioidentical hormones, which may have a material adverse effect on our business, results of operations and financial condition.

Additionally, the outsourcing facilities with which we have relationships must comply with applicable provision of the FDCA and its implementing regulations. They may only distribute compounded drugs either pursuant to a patient-specific prescription or in response to an order from a healthcare provider, such as a hospital, that is not for an identified individual patient (e.g., for office stock). Further, such outsourcing facilities are inspected by the FDA according to a risk-based schedule, and must meet certain other conditions, such as reporting adverse events and providing the FDA with certain information about the products they compound. When the FDA finds that a manufacturer has violated FDA regulations, the FDA may notify the manufacturer of such violations in the form of a warning letter. The FDA also will issue an FDA Form 483 at the conclusion of an inspection if an investigator has observed a violative condition relating to the manufacturing and storage conditions of any drug product that may result in the product being adulterated, or any other regulatory non-compliance such as inadequate reporting or record-keeping. The outsourcing facilities with which we have relationships have each received warning letters and FDA Form 483s from the FDA. If the FDA takes enforcement action against outsourcing facilities with which we have relationships, it may have a material adverse impact on our business, results of operations and financial conditions.

Additionally, state laws and regulations may differ from the FDCA. We and the 503B outsourcing facilities are required to comply with state laws and regulations in the states where we and they do business. Efforts to ensure compliance with these laws may require ongoing substantial cost. For example, some of the 503B outsourcing facilities with which we have relationships have received unfavorable enforcement actions from state regulators for non-compliance. Failure to comply with applicable state laws and regulations could expose us and these 503B outsourcing facilities to significant penalties which may harm our business, results of operations and financial condition.

If a compounded drug formulation provided through a compounding pharmacy or an outsourcing facility leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.

We could be adversely affected if compounded pellets are subject to negative publicity. We could also be adversely affected if compounded pellets sold by any compounding outsourcing facilities, prove to be, or are asserted to be, harmful to patients or are otherwise subject to negative publicity. For example, in 2015, the FDA required labeling changes for prescription testosterone replacement therapy to warn of increased risk of heart attacks and strokes. There are a number of factors that could result in the injury or death of a patient who receives a compounded formulation, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of the products we recommend as part of our training. Similarly, to the extent any of the components of approved drugs or other ingredients used by the outsourcing facilities with whom we have relationships have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. For example, some of the contracted outsourcing facilities have been the subject of civil suits alleging patient harm as a result of an improper formulation unrelated to the products we recommend. If a product which we recommend as part of our training becomes the subject of a civil or criminal suit, we may be subject to significant liability for any damages suffered by the plaintiffs and associated costs and penalties. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. In addition, in the ordinary course of business, a voluntarily recall of one of the products we recommend as part of our training or may be instituted in response to a practitioner or clinic complaint. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of the compounded products we recommend as part of our training or any other compounded formulations made or sold by other companies, could have a material adverse impact on our business, results of operations and financial condition.

If the FDA takes regulatory action to implement any of the NASEM recommendations for compounded bioidentical hormones, this may have a substantial effect on the ability of the outsourcing facilities to compound the hormone pellets utilized by Biote-certified practitioners, which would have a substantially negative impact on Biote’s revenue and business operations.

In fall 2018, the FDA commissioned the NASEM to appoint an ad hoc committee to examine the clinical utility of treating patients with compounded bioidentical hormones. The NASEM committee held a series of open and closed sessions from March 2019 to April 2020, to examine data, research, and stakeholder input in order to form conclusions and recommendations regarding the clinical utility of these products. On July 1, 2020, the NASEM committee published its report, wherein it concluded that there is a lack of high-quality clinical evidence to demonstrate the safety and effectiveness of these products and, accordingly, that there is insufficient evidence to support the overall clinical utility of these products as treatment for menopause and male hypogonadism symptoms. The NASEM Committee recommended restricted use of these products, assessments of their difficulty to compound, and additional education, state and federal regulatory oversight, and research.

More specifically, NASEM Committee made six recommendations to the FDA: (1) Restrict the use of compounded bioidentical hormone preparations; (2) Review select bioidentical hormone therapies and dosage forms as candidates for the FDA Difficult to Compound List; (3) Improve education for prescribers and pharmacists who market, prescribe, compound, and dispense these preparations; (4) Additional federal and state-level oversight should be implemented to better address public health and clinical concerns regarding the safety and effectiveness of these preparations; (5) Collect and disclose conflicts of interest; and (6) Strengthen and expand the evidence base on the safety, effectiveness, and use of these preparations. NASEM’s report is purely advisory and non-binding on the FDA. Biote cannot predict whether or not the FDA will accept the recommendations made in the NASEM report in whole, in part, or whether the FDA will reject NASEM’s recommendations. If the FDA were to take regulatory action to implement any of NASEM’s recommendations, in whole or in part, this may have a substantial effect on the ability of the outsourcing facilities to compound the hormone pellets utilized by Biote-certified practitioners as part of the Biote Method, and, in turn, have a substantially negative impact on Biote’s revenue and business operations.

Failure to comply with the FDCA and analogous state laws and regulations can result in administrative, civil, criminal penalties.

The FDA, acting under the scope of the FDCA and its implementing regulations, has broad authority to regulate the manufacture, distribution, and labeling of many products, including medical devices, cosmetics, drugs, and food, including dietary supplements (FDA-regulated products). The FDCA prohibits, among other things, the introduction or delivery for introduction into interstate commerce of any FDA-regulated product that is adulterated or misbranded, as well as the adulteration or misbranding of any FDA-regulated product while the product is in interstate commerce. However, the FDCA does not regulate the practice of medicine. Drugs that are compounded pursuant to a practitioner’s orders are considered to be the result of a compounding pharmacy or practitioner combining, mixing, or altering ingredients to create a medication tailored for the needs of a particular patient, and are not regulated as new drugs under the FDCA. We have developed relationships with 503B outsourcing facilities who compound bioidentical pellets to support Biote-certified practitioners who prescribe such products. If any of these compounded bioidentical hormone pellets are determined to be unapproved new drugs or are determined to be adulterated or misbranded under the FDCA, we could be subject to enforcement action by the FDA. If any of our operations are found to have violated the FDCA or any other federal, state, or local statute or regulation that may apply to us and our business, we could face significant penalties including the seizure of product, civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, and diminished profits and future earnings. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be significantly impaired. Additionally, the FDA or analogous state agencies could determine that we or the outsourcing facilities with whom we have relationships are not in compliance with the FDCA or analogous or related state laws applicable to outsourcing facilities, which could significantly impact our business. Further, the FDA could recommend a voluntary recall, or issue a public health notification or safety notification about one or more of the products we recommend in training, which could materially harm our business, financial condition, and results of operations.

If we fail to comply with FDA or state regulations governing our Biote-branded dietary supplements, our business could suffer.

We also market Biote-branded dietary supplements that are regulated by the FDA or state regulatory authorities. We may need to develop and maintain a robust compliance and quality program to ensure that the products that we market comply with all applicable laws and regulation, including the FDCA. If we are found to have manufactured, distributed, sold, or labeled any products in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations. For example, in May 2017, we received a warning letter from the FDA concerning both cGMP violations observed during a 2016 FDA inspection of our facility, and unapproved new drug claims that were made for certain of our dietary supplement products (the “Warning Letter”). Although our response to the Warning Letter resulted in a closeout by the FDA in May 2018, we cannot assure you that we will not receive warning letters or other regulatory action by the FDA on the same or similar violations in the future.

If we fail to comply with FDA regulations governing our medical device products, our business could suffer.

We also offer for sale to practitioners two convenience kits for use with hormone optimization therapies, one for male patients and one for female patients. These kits largely contain commercially available products, including only disposable supplies (e.g., gloves, antiseptic, gauze, disposable trocar, etc.) assembled in a sterile package. The products contained in the kits are sourced, assembled, and supplied by Medline Industries, LP, with the components, including the Class 1 disposable trocars, being manufactured by various other component suppliers. Trocars and convenience kits are medical devices that are regulated by the FDA. Because we previously manufactured and sold reusable and disposable trocars, we registered with the FDA as a repackager, relabeler and specification developer, and we currently list the trocars we previously manufactured and the convenience kits we currently sell in compliance with FDA registration and listing requirements. We may need to develop and maintain a robust compliance and quality program to ensure that the convenience kits we sell comply with all applicable laws and regulation, including the FDCA and other regulatory requirements thereunder including for example cGMPs and Medical Device Reporting (MDR) where applicable. If the FDA determines that the convenience kits we sell require 510(k) clearance, or are otherwise considered unapproved medical devices, we may be in violation of the FDCA.

Additionally, we offer our proprietary CDS to practitioners to provide information from published literature and clinical guidelines to assist practitioners in providing precise, patient-specific treatment options at various intervals through a patient’s therapy. If the FDA determines that our CDS is a medical device under the FDCA, the FDA may determine that our algorithm requires premarket approval or clearance, and may determine that unless and until we obtain such premarket approval or clearance that we are distributing an unapproved medical device in violation of the FDCA. If we are found to have manufactured, distributed, sold, or labeled any medical devices in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with healthcare and other governmental regulations, we could face substantial penalties and our business, financial condition and results of operations could be adversely affected.

Our relationships with Biote-certified practitioners, Biote-partnered clinics, outsourcing facilities, and suppliers may subject us to a variety of healthcare laws including, among others, laws that prohibit fraud and abuse, including the federal Anti-Kickback Statute, the False Claims Act, the healthcare fraud provisions of the HIPAA, and state anti-kickback statutes that prohibit any person from offering, soliciting, receiving, or providing remuneration in exchange for the referral of patients or the purchase, order, or recommendation of any good or service and fee splitting laws, which prohibit a practitioner from dividing compensation for their professional services with a person who did not render the service. Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the federal Anti-Kickback Statute and certain state anti-kickback laws) and forfeiture of amounts collected in violation of such laws.

Additionally, most states do not allow business corporations to employ practitioners to provide professional services. This prohibition against the “corporate practice of medicine” is aimed at preventing corporations such as us from exercising control over the medical judgments or decisions of practitioners. While some states have broad exceptions to the corporate practice of medicine, the state licensure statutes and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to restructure our contractual and other arrangements. Further, violation of these laws may result in sanctions imposed against us, Biote-certified practitioners and/or Biote-partnered clinics through licensure proceedings. Similarly, our compensation arrangement with Biote-certified practitioners and/or Biote-partnered clinics may implicate state fee-splitting prohibitions, which prohibit providers from sharing a portion of their professional fees collected with third parties. Additionally, our relationships with healthcare providers may subject us to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which impose certain requirements relating to the privacy, security and transmission of PHI on certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and their subcontractors that access or otherwise process individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors. We could also be subject to analogous state healthcare data privacy laws, which may not always be preempted by

HIPAA. We are subject to laws relating to the collection, use, retention, security, and transfer of personally identifiable information about its users around the world. Much of the personal information that we collect is regulated by multiple laws.

Because of the breadth of these laws and the complexity of statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various healthcare laws and regulations. Compliance with these and/or future healthcare laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations. Additionally, the introduction of new training, and Biote-branded dietary supplements may require us to comply with additional laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these and/or future healthcare laws and regulations may delay or possibly prevent any new training and products from being offered to Biote-certified practitioners, Biote-partnered clinics and their patients, which could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our relationships with Biote-certified practitioners and Biote-partnered clinics, and, therefore, our operations are subject to federal and state healthcare fraud and abuse, referral and reimbursement laws and regulations. If our operations are found to be in violation of any of the federal and state healthcare laws or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, including applicable healthcare fraud statutes, we may be subject to penalties. Penalties under these laws may be severe, and include without limitation treble damages, significant criminal, civil and administrative penalties, attorneys’ fees and fines, injunctions, as well as contractual damages and reputational harm. We could also be required to modify, curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results and enforcement of the foregoing laws could have a material adverse effect on our business. Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.

Our relationships with Biote-certified practitioners and Biote-partnered clinics in connection with our current and future business activities may be subject to healthcare fraud and abuse laws and health information privacy and security laws, which could expose us to significant criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with Biote-certified practitioners and Biote-partnered clinics may expose us to broadly applicable federal and state fraud and abuse and other federal and state healthcare laws and regulations that may constrain Biote’s business or financial arrangements and relationships.

Restrictions under applicable federal and state healthcare laws and regulations may include the following:

•
State healthcare fraud and abuse laws that prohibit any person from offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, for the referral of patients or other items or services to or with licensed healthcare providers, subject to limited exceptions. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, some apply only to state healthcare program payors, while other state laws apply regardless of payor, including funds paid out of pocket by a patient.
•
State corporate practice of “medicine” prohibitions that restrict unlicensed persons from engaging licensed professionals to render professional services to the public or from interfering with or influencing a licensed practitioner’s professional judgment. Certain activities other than those directly related to the delivery of healthcare services to patients may be considered an element of the practice of medicine in many states.
•
State fee-splitting prohibitions, which prohibit licensed healthcare professionals from sharing a portion of their professional fees collected from their professional services with unlicensed third parties.
•
HIPAA, as amended by the HITECH and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain healthcare providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

Although Biote does not bill or receive any reimbursement from any third-party payor, to the extent that any Biote-certified practitioners and Biote-partnered clinic with whom we partner accepts health insurance for their services, we could be subject to additional laws, including without limitation the federal Anti-Kickback Statute, False Claims Act and the healthcare fraud provisions of HIPAA.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve substantial ongoing costs and may require us to undertake or implement additional policies or measures. The scope of the foregoing state laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that our arrangements with the Biote-certified practitioners, Biote-partnered clinics or our sales force are not consistent with such laws, or that we may find it necessary or appropriate to settle any such claims or other proceedings. In connection with any such claims, proceedings, or settlements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any Biote-certified practitioners or Biote-partnered clinics with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions.

If our information technology systems or data is or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, interruptions to our operations, claims that we breached our data protection obligations, decreased use of the Biote Method, loss of Biote-partnered clinics or Biote-certified practitioners or sales, and harm to our reputation.

Operating our business (including the Biote Method) involves the collection, storage, transmission, disclosure and other processing of proprietary, confidential and sensitive information, as well as the personal information of clinics. We may rely upon third-party service providers, such as identity verification and payment processing providers, for our information processing-related activities. We may share or receive sensitive information with or from third parties. In an effort to protect sensitive information, we have implemented security measures designed to protect against security incidents and protect sensitive information. However, advances in information technology capabilities, increasingly sophisticated tools and methods used by hackers, cyber terrorists and other threat actors, new or other developments may result in our failure or inability to adequately protect sensitive information. We may expend significant resources or modify our business activities in an effort to protect our information and against security incidents. Certain information privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and information.

We are subject to a variety of evolving threats including, but not limited to, hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, supply-chain attacks, software bugs, information technology malfunction, software or hardware failures, loss of data, theft of data, misuse of data, telecommunications failures, earthquakes, fire, flood, exploitation of software vulnerabilities, and other real or perceived threats. Any of these incidents could lead to interruptions or shutdowns of our IT systems, loss or corruption of data or unauthorized access to, or disclosure of personal data or other sensitive information. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in information technology capabilities, new technological discoveries, or other developments are likely to result in cyberattacks becoming more sophisticated and more difficult to detect. We and third parties upon whom we rely for our information technology systems and information, may not have the resources or technical sophistication to anticipate or prevent all threats. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our personnel and third-party service providers (including their personnel). Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to information.

Applicable information privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause Biote-partnered clinics or Biote-certified practitioners to stop using the Biote Method and Biote-branded dietary supplements and may deter new clinics and practitioners from using the Biote Method and Biote-branded dietary supplements and negatively impact our ability to grow and operate our business.

While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. Any disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our trainings and Biote-branded dietary supplements to clinics and practitioners in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of certain data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and have an adverse effect on our business, reputation, brand, financial condition, and results of operations.

Following the consummation of the Business Combination, we have incurred, and we expect to continue to incur, significant increased expenses and administrative burdens as a public company, which could negatively impact its business, financial condition and results of operations.

Following the consummation of the Business Combination, we have faced increased legal, accounting, administrative and other costs and expenses in connection with operation as a public company which Biote did not incur as a private company. Our significantly increased expenses and administrative burdens as a public company could have an adverse effect on its business, financial condition and results of operation. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. A number of those requirements requires us to carry out activities that Biote has not done previously. For example, we have adopted new charters for our board committees and new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

We will eventually be required to provide management’s attestation on internal controls over financial reporting. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately held company prior to the Business Combination.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. This material weakness has not been remediated as of June 30, 2022.

In order to remediate this material weakness in the aggregate, we plan to continue to hire personnel with public company experience and provide additional training for our personnel on internal controls as our company continues to grow, and engage external consultants to assist in the development and improvement of methodologies, policies and procedures designed to ensure adequate internal control over financial reporting, including the technical application of U.S. GAAP and evaluating segregation of duties. Although we believe these measures will remediate this material weakness, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future.

Our current controls and any new controls that we develop may also become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

As a result, the market price of our Class A Common Stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we are unable to continue to meet these requirements, we may not be able to re-list on Nasdaq.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is then documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A Common Stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date, the date through August 12, 2022, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A Common Stock was not active. Accordingly, the valuation ascribed to Biote and our Class A Common Stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities following the Business Combination may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
speculation in the press or investment community;
•
success of competitors;
•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning the Biote or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to the Biote;
•
our ability to market new and enhanced products on a timely basis;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving the Biote, including the Donovitz Litigation;

•
changes in the Biote’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our Common Stock available for public sale;
•
our ability to list, or maintain the listing of, our securities on one or more national exchanges;
•
any major change of officers or directors;
•
sales of substantial amounts of Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to Biote could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We are an “emerging growth company” and a “smaller reporting company” and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years following the IPO, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Nasdaq suspended trading of our Class A Common Stock and Public Warrants effective at the open of business on July 20, 2022 for failure to meet certain initial listing requirements and that it intends to pursue delisting our Class A Common Stock and Public Warrants once all applicable appeal and review periods have expired, which would result in a limited public market for our securities and make obtaining future debt or equity financing more difficult for us.

The Company’s Class A Common Stock and warrants are listed on Nasdaq under the symbols “BTMD” and “BTMDW,” respectively. Nasdaq suspended trading of our Class A Common Stock and Public Warrants effective at the open of business on July 20, 2022 for failure to meet certain initial listing requirements and that it intends to pursue delisting our Class A Common Stock and Public Warrants once all applicable appeal and review periods have expired.

As previously disclosed, we received written notice (the “Notice”) from the Staff of the Listing Qualifications Department (the “Staff”) of Nasdaq stating that the Staff has determined that we have not complied with the requirements of IM-5101-2 because (i) the Company did not demonstrate that its Class A Common Stock complies with (a) the minimum 400 Round Lot Holder requirement in Listing Rule 5405(a)(3) (the “Round Lot Holder Requirement”) and (b) the minimum $20 million in Market Value of Unrestricted Publicly Held Shares requirement in Listing Rule 5405(b)(3)(B) (the “Market Value of Unrestricted Publicly Held Shares Requirement” and, together with the Round Lot Holder Requirement, the “Exchange Requirements”) and (ii) the Company’s warrants do not qualify for initial listing since the security underlying the warrant, the Company’s Class A Common Stock, does not qualify. The Notice indicated that the Company’s Class A Common Stock and warrants will be suspended from Nasdaq on June 6, 2022. A Form 25-NSE was filed with the SEC unless the Company requests a hearing before a Hearings Panel (the “Panel”) by June 2, 2022. The Company requested and received a hearing on June 30, 2022, and is awaiting a decision by the Panel.

The Company is taking steps to have its securities traded on Nasdaq, or another exchange, as soon as practicable. However, we cannot provide a timeline for when trading in our securities would resume on Nasdaq or begin on another exchange. Unless and until our securities commence trading on Nasdaq or another exchange, our securities will continue to trade on the Pink Sheet Tier of the OTC Markets. The suspension and delisting of our securities significantly reduces the liquidity of our securities and may cause further declines to the market price of our Class A Common Stock and make it more difficult for us to obtain adequate financing to support our operations.

If our securities are delisted from trading on such exchange for failure to meet the listing standards, we and our stockholders could face significant adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
decreased ability to issue additional securities or obtain additional financing in the future.

There currently is no active public market for our Common Stock and there can be no assurance that an active public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There is currently no active public market for shares of our Common Stock and one may never develop. Our Class A Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Class A Common Stock to be re-listed on Nasdaq or another national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Class A Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our Common Stock could suffer and the trading market for our Common Stock may be less liquid and our Common Stock price may be subject to increased volatility, making it difficult or impossible to sell shares of our Common Stock.

Risks Related to Ownership of Our Securities

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell our Class A Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and we have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell your shares of Class A Common Stock for a price greater than that which you paid for it.

We may require additional capital to support business growth, and if capital is not available to us or is available only by diluting existing stockholders, our business, operating results and financial condition may suffer.

We require significant capital to continue to develop and grow our business, including with respect to the design, development, marketing, distribution and sale of the Biote Method and Biote-branded dietary supplements. We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be certain that additional financing will be available, which could limit our ability to grow and jeopardize our ability to continue our business operations. We fund our capital needs primarily from available working capital; however, the timing of available working capital and capital funding needs may not always coincide, and the levels of working capital may not fully cover capital funding requirements. From time to time, we may need to supplement our working capital from operations with proceeds from financing activities. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences and privileges superior to those of holders of our Class A Common Stock. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial. Additionally, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results and financial condition could be materially and adversely affected.

Anti-takeover provisions contained in the Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Provisions in our Charter and Bylaws, as well as provisions under Delaware law, could make acquiring us more difficult, may limit attempts by stockholders to replace or remove our management, may limit stockholders’ ability to obtain a favorable judicial forum for disputes with the us or our directors, officers, or employees, and may limit the market price of our Class A Common Stock. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Future sales, or the perception of future sales, by the Company or its stockholders in the public market, the issuance of rights to purchase the Company’s Class A Common Stock, including pursuant to the Incentive Plan and the ESPP, and future exercises of registration rights could result in the additional dilution of the percentage ownership of the Company’s stockholders and cause the market price for the Company’s Class A Common Stock to decline.

As of August 12, 2022, 67,752,595 shares of our Common Stock are outstanding, consisting of 9,186,771 shares of Class A Common Stock and 58,565,824 shares of Class V Voting Stock. 7,920,753 shares of these Class A Common Stock are freely tradeable and 62,425,604 shares of Class A Common Stock, including 58,565,824 shares of Class A Common Stock issuable upon their exercise of Exchange Rights, would be freely tradeable upon the earlier of (a) the six-month anniversary of the Closing, subject to applicable securities laws; or (b) their release from the applicable lock-up restrictions in accordance with the Amended and Restated Investor Rights Agreement, dated July 19, 2022 (the “A&R IRA”). Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members will own approximately 86.4% of our Class A Common Stock, with two such Members each beneficially owning approximately 34.5% of our Class A Common Stock. Except with respect to the restrictions described above, the Members will not be restricted from selling the shares of Class A Common Stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 16,651,347 shares of Common Stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A Common Stock for resale related to the Purchase Agreement with Yorkville, including 25,000 shares of Class A Common Stock currently issued and outstanding and 4,975,000 shares of Class A Common Stock that may be issued pursuant to the Purchase Agreement in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Common Stock sold in the market.

The sale of shares of the Company’s Class A Common Stock, convertible securities or other securities in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of the Company’s Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell securities in the future at a time and at a price that it deems appropriate.

For instance, the Company has chosen in the past, and may in the future choose, to release one or more Selling Securityholders from the applicable lock-up periods, after determining it was, or will be, in our stockholders’ and our best interests, which allows for earlier sales of shares of Class A Common Stock in the public market and could have a negative impact on the price of the Company’s Class A Common Stock. For example, as of August 12, 2022, we had a small public float of approximately 5,326,991 shares of Class A Common Stock. For these reasons or other unforeseen developments, we may determine that it is in our stockholders’ and our best interests to release one or more selling stockholders in the future from their applicable lock-up obligations. In addition, if the Company sells shares of its Class A Common Stock, convertible securities or other securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of the Company’s Class A Common Stock, including the Company’s Class A Common Stock issued in connection with the Business Combination.

In the future, the Company may also issue its securities in connection with investments or acquisitions. The amount of shares of the Company’s Class A Common Stock issued in connection with an investment or acquisition could constitute a material portion of the Company’s then-outstanding shares of Class A Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to the Company’s stockholders.

We may be subject to periodic claims and litigation, including the Donovitz Litigation, that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, copyright infringement, trademark challenges, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our practitioners and clinics and our brand image. We are currently party to three open litigation matters involving former employees or contractors who we filed suit against for violation of contractual non-compete and non-solicitation clauses. The Company is also currently involved in the Donovitz Litigation (See Item 1 Legal Proceedings). The outcome of the Donovitz Litigation, regardless of the merits, is inherently uncertain. At this point in time, the Company cannot predict the length of the Donovitz Litigation or the ultimate liability, if any, which may arise therefrom. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

Risks Related to our Organizational Structure

Our only material asset is our ownership interest in Biote, and accordingly we depend on distributions from Biote to pay distributions, dividends on our Class A Common Stock, taxes and other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.

We are a holding company and have no material assets other than our ownership of the Biote Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay distributions, dividends on our Class A Common Stock, taxes and other expenses, and make any payments required to be made by us under the TRA will be dependent upon the financial results and cash flows of Biote. The earnings from, or other available assets of, Biote may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations. There can be no assurance that Biote will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If Biote does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

Biote will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income or loss will be allocated, for U.S. federal income tax purposes, to the holders of Biote Units, including us. Accordingly, we will be required to pay U.S. federal income taxes on our allocable share of the net taxable income of Biote. Under the terms of the Holdings A&R OA, Biote is obligated to make tax distributions to holders of Biote Units (including us) calculated at certain assumed rates. In addition to tax expenses, we also will incur expenses related to our operations, some of which expenses will be reimbursed by Biote. We intend to cause Biote to make ordinary distributions and tax distributions to the holders of Biote Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses (to the extent not already payable or reimbursable by Biote pursuant to the Holdings A&R OA), payments under the TRA and dividends, if any, declared by us. However, as discussed herein, Biote’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of the BioTE Companies and restrictions on distributions that would violate any applicable restrictions contained in Biote’s debt agreements, or any applicable law, or that would have the effect of rendering Biote insolvent. To the extent we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.

Additionally, although Biote generally will not be subject to any entity-level U.S. federal income tax, it may be liable under certain U.S. federal income tax legislation for any adjustments to its tax return, absent an election to the contrary. In the event Biote’s calculations of taxable income are incorrect, Biote and/or its Members, including us, in later years may be subject to material liabilities pursuant to this U.S. federal income tax legislation and its related guidance. We anticipate that the distributions we receive from Biote may, in certain periods, exceed our actual liabilities and our obligations to make payments under the TRA. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our public stockholders. We may, if necessary, undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding Biote Units, to maintain one-for-one parity between Biote Units held by us and shares of our Class A Common Stock.

Pursuant to the Tax Receivable Agreement, we will be required to pay to the Members 85% of the net income tax savings that we realize as a result of increases in tax basis of the BioTE Companies’ assets resulting from the Business Combination and the future redemptions of the Retained Biote Units in exchange for shares of Class A Common Stock (or cash) pursuant to the Holdings A&R OA and tax benefits related to the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.

In connection with the Business Combination, the Selling Member will be deemed for U.S. federal (and applicable state and local) income tax purposes to have sold Biote Units to the Company for the Cash Consideration and rights under the TRA (the “Purchase”) and the Members may in the future have their Biote Units, together with the cancelation of an equal number of shares of Class V Voting Stock, redeemed in exchange for shares of our Class A Common Stock (or cash) pursuant to the Holdings A&R OA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred. We have entered into the TRA, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Biote Units in exchange for Class A Common Stock (or cash) pursuant to the Holdings A&R OA and tax benefits attributable to payments under the TRA. These payments are an obligation of the Company and not of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize.

Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Members will not be required to reimburse us for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by the IRS or other taxing authorities. Rather, excess payments made to Members will be applied against and reduce any future cash payments otherwise required to be made to such Members, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the Purchase and future redemptions of Retained Biote Units in exchange for Class A Common Stock or cash and related transactions, we will be required to pay the Members 85% of these tax benefits under the Tax Receivable Agreement.

Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the six month anniversary of the Closing (unless earlier waived by us in our capacity as the sole manager of Biote), or with respect to the Earnout Units, on such later date the Earnout Units vest in accordance with the Business Combination Agreement, each Retained Biote Unit held by the Members may be redeemed, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A Common Stock or, at our election in our capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Holdings A&R OA. The Purchase and any future exchanges pursuant to the Holdings A&R OA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the IRS or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. At the Closing, we entered into the TRA, which generally provides for the payment by us to the Members of 85% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to the TRA, including income or franchise tax benefits attributable to payments under the TRA. These payment obligations pursuant to the TRA are an obligation of the Company and not of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions, the market price of shares of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. Because none of the foregoing factors are known at this time, we cannot determine the amounts (if any) that would be payable under the TRA. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of the BioTE Companies, the payments that we expect to make under the TRA will be substantial and could have a material adverse effect on our financial condition. The payments under the TRA are not conditioned upon continued ownership of the Combined Company by the holders of Biote Units. The Members will not be required to reimburse us for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against future payments otherwise to be made under the TRA, if any, after the determination of such excess. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The TRA provides that, in the event that (i) we exercise our early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) we materially breach any of our material obligations under the TRA, which breach continues without cure for 30 days following receipt by us of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) our obligations under the TRA will accelerate and we will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment to the Members could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring Biote Units from the Members because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. Decisions made in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the holders of Retained Biote Units under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of holders of Retained Biote Units to receive payments under the TRA. There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual income or franchise tax savings that we realize in respect of the tax attributes subject to the TRA or if distributions to us by Biote are not sufficient to permit us to make payments under the TRA after we have paid taxes and other expenses. Furthermore, our obligations to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the TRA. We may need to incur additional indebtedness to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Retained Biote Units from Biote Members.

Pursuant to the TRA, we will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in the BioTE Companies’ assets as a result of (i) the Purchase and (ii) the future redemption of Retained Biote Units in exchange for shares of Class A Common Stock or cash pursuant to the Holdings A&R OA and (B) certain other related transactions with the Members. The amount of any such tax savings attributable to the Purchase and future exchanges will be paid 85% to the applicable Members and retained 15% by us. Any such amounts payable will only be due once the relevant tax savings have been realized by us, unless our obligations under the TRA are accelerated. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

Risks Related to Taxes

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.

We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. For example, after the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have adopted, or started to enforce, laws that may require the calculation, collection and remittance of taxes on sales in their jurisdictions, even if we do not have a physical presence in such jurisdictions. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations or interpretations thereof; and
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could adversely affect our financial condition and results of operations.

Increases in our income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.

Increases in our income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate could reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the TCJA was signed into law in the United States which provided for significant changes to then-existing tax laws and subsequent legislation (such as the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020) modifying certain TCJA provisions and additional guidance issued by the IRS pursuant to the TCJA may continue to impact us in future periods. Other significant changes in U.S. federal taxation have recently been proposed. These or other additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.

We will also be subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Transaction Consideration

On the Closing Date, as consideration for consummating the Business Combination in accordance with the Business Combination Agreement, we issued of 58,565,824 shares of newly authorized Class V Voting Stock to the Members, which number of shares of Class V Voting Stock was equal to the number of Biote Units retained by the Members immediately following the Closing. 10,000,000 of these shares of Class V Voting Stock are subject to forfeiture if the earnout Triggering Events are not achieved.

Standby Equity Purchase Agreement

On July 27, 2022, the Company issued 25,000 shares of Class A Common Stock to Yorkville upon execution of the Purchase Agreement in consideration of Yorkville’s entry into the Purchase Agreement, pursuant to which, subject to certain conditions, Yorkville has certain obligations to purchase shares of Common Stock from the Company.

Each of the foregoing issuances were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Business Combination Agreement, dated as of December 13, 2021, by and among the Company, Haymaker Sponsor III LLC, Dr. Gary Donovitz, in his capacity, and Teresa S. Weber, in her capacity as the Members’ Representative (incorporated by reference to Exhibit 2.1 of Haymaker Acquisition Corp. III’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on December 14, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

3.2	Amended and Restated Bylaws of biote Corp. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-k (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: August 15, 2022	By:	/s/ Robbin C. Gibbins
Name: Robbin C. Gibbins
Title: Chief Financial Officer