Form 10-Q
period 2022-09-30
biote Corp.
filed 2022-11-14
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-40128

biote Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1791125
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1875 W. Walnut Hill Ln #100 Irving, TX	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 604-1246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BTMD	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	BTMDW	The Nasdaq Stock Market LLC

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

As of November 11, 2022, the registrant had 9,992,217 shares of Class A common stock, $0.0001 par value per share, outstanding and 58,565,824 shares of Class V voting stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. These forward-looking statements relate to expectations for future financial performance, business strategies, or expectations for the Company’s business. These forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “hope,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “might,” “ongoing,” “potential,” “predict,” “would” or similar expressions.

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
•
future exchange and interest rates; and
•
other risks and uncertainties indicated in this Quarterly Report, including those under “Risk Factors” herein, and other filings the Company has made, or will make, with the Securities and Exchange Commission (the “SEC”).

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

Summary of Risks Related to Intellectual Property

•
If we are unable to obtain and maintain patent protection for any products or methods we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our Biote-branded dietary supplements, and our ability to successfully commercialize any products we may develop may be adversely affected. If we are not able to maintain freedom to operate for our products from third-party intellectual property rights, our ability to commercialize products may be limited unless we secure a license to such rights;
•
We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market the Biote Method and our Biote-branded dietary supplements;
•
If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed;
•
We may be subject to claims that we or our employees, consultants or contractors have wrongfully used, disclosed or otherwise misappropriated the intellectual property of a third-party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors or claims asserting an ownership interest in intellectual property we regard as our own;
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
•
If we are unable to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”), it could become more difficult to sell our Class A common stock and Public Warrants in the public market.

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
•
Anti-takeover provisions contained in the second amended and restated certificate of incorporation (the “Charter”) and amended and restated bylaws (the “Bylaws”), as well as provisions of Delaware law, could impair a takeover attempt;
•
Future sales, or the perception of future sales, by the Company or its stockholders in the public market, the issuance of rights to purchase the Company’s Class A common stock, including pursuant to the 2022 Equity Incentive Plan (the “Incentive Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”), and future exercises of registration rights could result in the additional dilution of the percentage ownership of the Company’s stockholders and cause the market price for the Company’s Class A common stock to decline;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$77,461	$26,766
Accounts receivable, net	7,635	5,231
Inventory, net	10,181	9,615
Other current assets	5,534	5,473
Total current assets	100,811	47,085
Property and equipment, net	1,776	2,335
Capitalized software, net	5,118	4,554
Operating lease right-of-use assets	181	356
Deferred tax asset	1,692	—
Total assets	$109,578	$54,330

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,245	$4,349
Accrued expenses	5,719	6,011
Term loan, current	6,250	5,000
Deferred revenue, current	1,989	1,705
Operating lease liabilities, current	190	248
Total current liabilities	22,393	17,313
Term loan, net of current portion	113,451	31,963
Deferred revenue, net of current portion	862	802
Operating lease liabilities, net of current portion	—	127
Warrant liability	4,679	—
Earnout liability	78,080	—
Total liabilities	219,465	50,205
Commitments and contingencies (See Note 18)
Stockholders’ Equity (Deficit)
Class A, AA, AAA, and AAAA units, no par value, unlimited units authorized; no and 1,013,197 units issued, no and 982,800 units outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 9,926,658 and no shares issued, 8,339,158 and no shares outstanding as of September 30, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 58,565,824 and no shares issued, 48,565,824 and no shares outstanding as of September 30, 2022 and December 31, 2021, respectively	5	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(37,178)	4,165
Accumulated other comprehensive loss	(6)	(40)
biote Corp.’s stockholders’ equity (deficit)	(37,178)	4,125
Noncontrolling interest	(72,709)	—
Total stockholders’ equity (deficit)	(109,887)	4,125
Total liabilities and stockholders’ equity (deficit)	$109,578	$54,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Product revenue	$41,574	$35,119	$119,121	$100,619
Service revenue	396	448	1,351	1,241
Total revenue	41,970	35,567	120,472	101,860
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,750	11,600	37,391	33,496
Cost of services	587	690	1,760	1,795
Cost of revenue	13,337	12,290	39,151	35,291
Commissions	209	566	788	1,607
Marketing	997	1,417	3,352	3,225
Selling, general and administrative	19,612	12,311	145,206	33,101
Income (loss) from operations	7,815	8,983	(68,025)	28,636
Other income (expense), net:
Interest expense	(1,756)	(384)	(2,909)	(1,301)
Gain from change in fair value of warrant liability	1,153	—	4,552	—
Gain (loss) from change in fair value of earnout liability	(13,680)	—	109,670	—
Loss from extinguishment of debt	—	—	(445)	—
Other income	356	5	454	13
Total other income (expense), net	(13,927)	(379)	111,322	(1,288)
Income (loss) before provision for income taxes	(6,112)	8,604	43,297	27,348
Income tax expense (benefit)	234	67	(48)	209
Net income (loss)	(6,346)	8,537	43,345	27,139
Less: Net income (loss) attributable to noncontrolling interest	6,890		(58,875)
Net income (loss) attributable to biote Corp. stockholders	(13,236)		102,220

Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	10	—	(14)
Other comprehensive income (loss)	(1)	10	—	(14)
Comprehensive income (loss)	$(6,347)	$8,547	$43,345	$27,125

Net income (loss) per common share
Basic	$(1.74)		$13.46
Diluted	$(1.74)		$0.75
Weighted average common shares outstanding
Basic	7,605,031		7,596,379
Diluted	7,605,031		58,147,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2020	982,800	$—	—	$—	—	$—	$—	$(17,052)	$(23)	$(17,075)	$—	$(17,075)

Distributions	—	—	—	—	—	—	—	(2,342)	—	(2,342)	—	(2,342)
Net income	—	—	—	—	—	—	—	8,841	—	8,841	—	8,841
Other comprehensive loss	—	—	—	—	—	—	—	—	(9)	(9)	—	(9)

Balance at March 31, 2021	982,800	—	—	—	—	—	—	(10,553)	(32)	(10,585)	—	(10,585)

Distributions	—	—	—	—	—	—	—	(5,625)	—	(5,625)	—	(5,625)
Net income	—	—	—	—	—	—	—	9,761	—	9,761	—	9,761
Other comprehensive income	—	—	—	—	—	—	—	—	10	10	—	10

Balance at June 30, 2021	982,800	$—	—	$—	—	$—	$—	$(6,417)	$(22)	$(6,439)	$—	$(6,439)

Distributions	—	—	—	—	—	—	—	(3,436)	—	(3,436)	—	(3,436)
Net income	—	—	—	—	—	—	—	8,537	—	8,537	—	8,537
Other comprehensive income	—	—	—	—	—	—	—	—	(15)	(15)	—	(15)

Balance at September 30, 2021	982,800	$—	—	$—	—	$—	$—	$(1,316)	$(37)	$(1,353)	$—	$(1,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(2,735)	—	(2,735)	—	(2,735)
Net income	—	—	—	—	—	—	—	9,350	—	9,350	—	9,350
Other comprehensive income	—	—	—	—	—	—	—	—	6	6	—	6

Balance at March 31, 2022	982,800	—	—	—	—	—	—	10,780	(34)	10,746	—	10,746

Distributions	—	—	—	—	—	—	—	(6,840)	—	(6,840)	—	(6,840)
Net loss through May 26, 2022	—	—	—	—	—	—	—	(207)	—	(207)	—	(207)
Other comprehensive loss through May 26, 2022	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(207,498)	—	(207,492)	—	(207,492)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Share-based compensation	—	—	—	—	—	—	—	79,270	—	79,270	—	79,270
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Net income (loss) after May 26, 2022	—	—	—	—	—	—	—	115,456	—	115,456	(74,908)	40,548

Balance at June 30, 2022	—	$—	7,574,271	$1	48,565,824	$5	$—	$(24,952)	$(5)	$(24,951)	$(78,561)	$(103,512)

Distributions	—	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Net income (loss)	—	—	—	—	—	—	—	(13,236)	—	(13,236)	6,890	(6,346)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)	(3)	(4)
Share-based compensation	—	—	—	—	—	—	—	746	—	746	—	746
Vesting of RSUs	—	—	699,887	—	—	—	—	—	—	—	—	—
Issuance of shares under SEPA	—	—	65,000	—	—	—	—	264	—	264	—	264

Balance at September 30, 2022	—	$—	8,339,158	$1	48,565,824	$5	$—	$(37,178)	$(6)	$(37,178)	$(72,709)	$(109,887)
The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$43,345	$27,139
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,644	987
Bad debt expense (recoveries)	(210)	165
Amortization of debt issuance costs	392	166
Provision for obsolete inventory	80	180
Non-cash lease expense	175	168
Non-cash sponsor share transfers	7,216	—
Non-cash fees under SEPA	108	—
Share-based compensation expense	80,016	—
Gain from change in fair value of warrant liability	(4,552)	—
Gain (loss) from change in fair value of earnout liability	(109,670)	—
Loss from extinguishment of debt	445	—
Deferred income taxes	(597)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,194)	(1,423)
Inventory	(646)	(5,298)
Other current assets	(3,999)	(1,295)
Accounts payable	4,476	1,926
Deferred revenue	344	(199)
Accrued expenses	(31,396)	1,303
Operating lease liabilities	(185)	(179)
Net cash (used in) provided by operating activities	(15,208)	23,640
Investing Activities
Purchases of property and equipment	(328)	(774)
Purchases of capitalized software	(1,199)	(1,986)
Net cash used in investing activities	(1,527)	(2,760)
Financing Activities
Proceeds from the Business Combination	12,282	—
Principal repayments on term loan	(2,813)	(3,750)
Borrowings on term loan	125,000	—
Extinguishment of Bank of America term loan	(36,250)	—
Debt issuance costs	(4,036)	—
Settlement of phantom equity rights	(7,250)	—
Distributions	(10,610)	(11,403)
Capitalized transaction costs	(8,341)	—
Proceeds from issuance of shares under SEPA	156	—
SEPA transaction costs	(702)	—
Net cash provided by (used in) financing activities	67,436	(15,153)
Effect of exchange rate changes on cash and cash equivalents	(6)	(12)
Net increase in cash and cash equivalents	50,695	5,715
Cash and cash equivalents at beginning of period	26,766	17,208
Cash and cash equivalents at end of period	$77,461	$22,923
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,488	$1,149
Cash paid for income taxes	111	163
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$122	$—
Non-cash SEPA transaction costs	$108	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—biote Corp. (inclusive of its consolidated subsidiaries, the “Company” or “Biote”) is a Delaware incorporated company headquartered in Irving, Texas. The Company was founded in 2012 and trains physicians and nurse practitioners in hormone optimization using bio-identical hormone replacement pellet therapy in men and women experiencing hormonal imbalance.

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

COVID-19—As of September 30, 2022 and December 31, 2021, the COVID-19 pandemic and the related disruptions caused to the global economy did not have a material impact on the Company’s business. However, the duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations remains somewhat uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its financial position. Further, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, the Company could experience an inability to access additional capital or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and/or other efforts.

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

Business Combination—On May 26, 2022 (the “Closing Date”), BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries, the “BioTE Companies,” and as to its members, the “Members”) completed a series of transactions (the “Business Combination”) with Haymaker Acquisition Corp. III (“Haymaker”), Haymaker Sponsor III LLC (the “Sponsor”), BioTE Management, LLC, Dr. Gary S. Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the Members’ representative (in such capacity, the “Members’ Representative”) pursuant to the business combination agreement (the “Business Combination Agreement”) dated December 13, 2021 (the “Closing”), which is discussed in more detail in Note 3. As a result of the Business Combination, Haymaker was renamed “biote Corp.”

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

Following the Closing of the Business Combination, the Company is organized in an “Up-C” structure in which the business of the Company is operated by Holdings and its subsidiaries, and Biote’s only material direct asset consists of equity interests in Holdings. The consolidated financial statements of Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes for the period prior to the Business Combination.

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Other Current Assets—As of September 30, 2022 and December 31, 2021, the Company’s total other current assets consist of the following:

	September 30,	December 31,
	2022	2021
Prepaid expenses	$3,267	$847
Advances	2,267	685
Capitalized transaction costs	—	3,941
Total other current assets	$5,534	$5,473

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three and nine months ended September 30, 2022 and 2021.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of September 30, 2022 and December 31, 2021, the Company does not have any financing leases.

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

Noncontrolling Interest—Pursuant to the Business Combination, as described in Note 3, the Company is organized in an “Up-C” structure with the Company owning only a portion of its consolidated subsidiaries. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as noncontrolling interest in the condensed consolidated financial statements. The noncontrolling interests, together with their corresponding shares of Class V voting stock, can be exchanged for Class A common stock in Biote or, at the election of the Company, cash. Because redemptions for cash is solely within the control of the Company, noncontrolling interest is presented in permanent equity.

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

As of December 31, 2021, the following members’ equity units were issued and outstanding:

	December 31,
	2021
Members’ Equity	Issued	Outstanding
Class A (Voting)	16,721	16,721
Class AA (Non-voting)	903,079	903,079
Class AAA (Non-voting)	60,000	60,000
Class AAAA (Non-voting incentive units)	33,397	3,000
Total	1,013,197	982,800

As of September 30, 2022, the following shares of common stock were issued and outstanding:

	September 30,
	2022
Stockholders’ Equity	Issued	Outstanding
Class A common stock	9,926,658	8,339,158
Class B common stock	—	—
Class V voting stock	58,565,824	48,565,824
Total	68,492,482	56,904,982

The Company made operating distributions to Members of Holdings and taxing authorities on the Members’ behalf totaling $10,610 and $11,403 during the nine months ended September 30, 2022 and 2021, respectively.

Standby Equity Purchase Agreement

On July 27, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Yorkville is a fund managed by Yorkville Advisors Global, LP, headquartered in Mountainside, New Jersey.

The Company has the right, but not the obligation, from time to time at the Company’s discretion until the first day of the month following the 36-month anniversary of the date of the SEPA (unless earlier terminated), to direct Yorkville to purchase a specified amount of shares of Class A common stock (each such sale, an “Advance”) by delivering written notice to Yorkville (each, an “Advance Notice”). The shares of Class A common stock purchased pursuant to an Advance will be purchased at a price equal to 97.0% of the lowest daily VWAP of the Class A common stock during the three consecutive trading days commencing on the date of delivery of a given Advance Notice. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date as reported by Bloomberg L.P. during regular trading hours.

While there is no mandatory minimum amount for any individual Advance, it may not exceed the greater of (i) an amount equal to thirty percent (30%) of the daily volume traded on the trading day immediately preceding an Advance Notice, or (ii) 1,000,000 shares of Class A common stock. No more than 5,000,000 shares of Class A common stock, including the Commitment Shares (as defined below) may be sold pursuant to the SEPA.

Yorkville’s obligation to continue to purchase shares of Class A common stock pursuant to the SEPA is subject to a number of conditions.

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the three and nine months ended September 30, 2022, the Company sold 40,000 shares to Yorkville under the SEPA for cash proceeds of $156.

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

As of September 30, 2022 and December 31, 2021, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from three vendors totaled approximately 87% and 90% for the three months ended September 30, 2022 and 2021, respectively, and 87% and 89% for the nine months ended September 30, 2022 and 2021, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and nine months ended September 30, 2022 and 2021. The Company did not have any customers that accounted for more than 10% of the outstanding gross accounts receivable as of September 30, 2022 or December 31, 2021.

Employee Retirement Plans—

Defined Contribution Retirement Plans

Effective January 1, 2021, the Company offers participation in the BioTE Medical, LLC (”BioTE Medical”) 401(k) Plan (the “401(k) Plan”), a defined contribution plan providing retirement benefits to eligible employees. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the IRS. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible employee compensation. Safe harbor contributions vest immediately for each participant.

During the three and nine months ended September 30, 2022 the Company made $434 and $735, respectively, in safe harbor contributions under the 401(k) Plan, which are presented within Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. During the three and nine months ended September 30, 2021 the Company made $131 and $186, respectively in safe harbor contributions.

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

3.
BUSINESS COMBINATION

At the Closing, (i) Holdings transferred to the Company 9,161,771 Class A common units of Holdings (“Holdings Units”), which was equal to the number of shares of Haymaker’s Class A common stock, par value $0.0001 per share (“Class A common stock”), issued and outstanding as of immediately prior to the Closing (after giving effect to redemptions by Haymaker’s public stockholders of 30,525,729 shares of Class A common stock prior to the Closing and the conversion of Haymaker’s Class B common stock, par value $0.0001 per share (“Class B common stock”) into shares of Class A common stock and (ii) Haymaker issued 58,565,824 shares of newly authorized Class V voting stock, par value $0.0001 per share (“Class V voting stock”), which number of shares of Class V voting stock was equal to the number of Holdings Units retained by the Members immediately following the Closing (the “Retained Holdings Units”), and which shares of Class V voting stock were distributed to the Members, resulting in the Company being organized in an “Up-C” structure.

Also at Closing, (x) in exchange for the Closing Holdings Units, Haymaker transferred cash in an amount equal to (i) the cash in the trust account and any cash held by Haymaker outside of the trust account, less (ii) the amounts required by the redemptions of Class A common stock by the public stockholders, which was equal to $305.5 million and (y) the BioTE Companies received aggregate proceeds of $125 million from the Debt Financing (as defined below) (the aggregate amounts described in (x) and (y) of $137.3 million, the “Closing Date Cash”) in accordance with and in the priority set forth in the Business Combination Agreement and as described further in the Proxy Statement. There was no cash consideration paid to Members at Closing.

Recapitalization

Immediately prior to the Closing, Holdings (i) effectuated a recapitalization, pursuant to which all its Class A units, Class AA units, Class AAA units and Class AAAA units held by the Members were converted or exchanged (whether by direct exchange, merger or otherwise) into a number of equity interests in the Company designated as “Class A Common Units” in the amounts determined in accordance with Holdings’ Second Amended and Restated Operating Agreement (the “Holdings A&R OA”), which was entered into prior to the Closing, the result of which was that the Members hold a single class of Holdings Units as of immediately prior to the Closing and (ii) converted into a Delaware limited liability company.

Consideration

At the Closing and in consideration for the acquisition of Holdings Units, Haymaker and the BioTE Companies, pursuant to the Business Combination Agreement and the Trust Agreement (as defined in the Business Combination Agreement), disbursed the Closing Date Cash to Holdings.

Earnout

On the Closing Date (a) the Members on a pro rata basis subjected (i) 10,000,000 Retained Holdings Units held by them (the “Member Earnout Units”) and (ii) 10,000,000 shares of Class V voting stock distributed to them by the BioTE Companies (the “Earnout Voting Shares”), (b) the Sponsor subjected 1,587,500 shares of Class A common stock held by it after giving effect to the Class B common stock Conversion (the “Sponsor Earnout Shares”), and (c) Haymaker subjected a number of Holdings Units equal to the number of Sponsor Earnout Shares (the “Sponsor Earnout Units,” and, together with the Sponsor Earnout Shares, the Earnout Voting Shares and the Member Earnout Units, the “Earnout Securities”), to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets or milestones pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control (as defined in the Business Combination Agreement).

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

Other Agreements—Business Combination

The Business Combination Agreement contemplated the execution of various additional agreements and instruments, including, among others, the following:

Tax Receivable Agreement

At Closing, Biote entered into a tax receivable agreement (the “TRA”) with Holdings, the Members and the Members’ Representative, which provides for, among other things, payment by the Company to the Members of 85% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to any transactions contemplated under the Business Combination Agreement and any redemption of Retained Holdings Units in exchange for Class A common stock or cash (as more fully described in the TRA). These payments are an obligation of Biote and not of the BioTE Companies. Biote’s only material asset following the Business Combination is its ownership interest in Holdings and, accordingly, the Company will depend on distributions from Holdings to make any payments required to be made by the Company under the TRA.

The term of the TRA will continue until all such tax benefits have been utilized or expired unless the Company exercises its right to terminate the TRA for an amount representing the present value of anticipated future tax benefits under the TRA or certain other acceleration events occur. The actual increase in the Company’s allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions of shares of Retained Holdings Units, the market price of shares of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the Company’s income. Any payments the Company makes under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to the Company. To the extent that the Company is unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. As of September 30, 2022 and December 31, 2021, there have been no exchanges, and therefore, no liability is recorded related to the TRA.

Second Amended and Restated Operating Agreement of Holdings

At the Closing, the Company, Holdings and the Members entered into the Holdings A&R OA, which, among other things, (i) provided for a recapitalization of the ownership structure of Holdings, whereby following the execution of the Holdings A&R OA, the ownership structure of Holdings consists solely of the Holdings Units, (ii) designated the Company as the sole manager of Holdings (iii) provides that on the Exchange Date (as defined in the Holdings A&R OA) (unless otherwise waived by the Company, or, with respect to the Initial Shares (as defined therein), following the registration under the Securities Act of 1933, as amended (the “Securities Act”), of such shares), each Retained Biote Unit held by the Members may be redeemed in exchange, subject to certain conditions, for either one share of Class A common stock or, at the election of the Company in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock (the “Exchange Rights”), and (iv) otherwise amended and restated the rights and preferences of the Holdings Units, in each case, as more fully described in the Holdings A&R OA.

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

Investor Rights Agreement

At the Closing, the Company, the Members, the Sponsor, the Members’ Representative and certain other parties entered into an Investor Rights Agreement (the “IRA”). Pursuant to the terms of the IRA, among other things, (i) that certain Registration Rights Agreement, by and between Haymaker and certain security holders, dated March 1, 2021, entered into in connection with Haymaker’s initial public offering, was terminated, (ii) the Company provided certain registration rights for the shares of Class A common stock held (or underlying certain securities held) by the Members, the Sponsor, and certain other parties, (iii) the Members agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A common stock, Class V voting stock and the Holdings Units held by such Members, as applicable, for six months following the Closing, and the Member Earnout Units (as defined therein) until the date such securities have been earned in accordance with the Business Combination Agreement and (iv) the Sponsor agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A common stock (other than the Sponsor Earnout Shares, as defined therein) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A common stock, for 30 days following the Closing Date (such lock-up period superseding the lock-up period set forth in the Insider Letter (as defined in the IRA)), in each case, as more fully described in the IRA).

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

Credit Agreements

On the Closing Date, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement, dated as of May 26, 2022 (the “Credit Agreement”; any capitalized terms used but not defined herein have the meanings assigned to such terms in the Credit Agreement), by and among, inter alios, Holdings, BioTE Medical, LLC, (“BioTE Medical”), BioTe IP, LLC, (“BioTe IP” and, together with Holdings and BioTE Medical, collectively, the “Loan Parties”), certain lenders party thereto from time to time (the “Lenders”), and Truist Bank, as administrative agent for the Lenders (“Administrative Agent”). The Credit Agreement provides for (i) a $50,000 senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125,000 senior secured term loan A credit facility, which was borrowed in full on the Closing Date (the “Term Loan” and, together with the Revolving Loans, collectively, the “Loans”, such transactions together the “Debt Financing”). BioTE Medical will use the proceeds of the Debt Financing to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A and for general corporate purposes.

The Loans are also subject to customary events of default. Events of default under the Credit Agreement include (subject to grace periods in certain instances): (i) the failure by any Loan Party to timely make payments due under the Credit Agreement; (ii) material misrepresentations or misstatements in any representation or warranty by any Loan Party when made; (iii) failure by any Loan Party to comply with the covenants under the Credit Agreement and other related agreements; (iv) certain defaults under a specified amount of other indebtedness of Holdings or its subsidiaries; (v) insolvency or bankruptcy-related events with respect to Holdings or any of its subsidiaries; (vi) certain undischarged, non-appealable judgments above a specified threshold against Holdings or any of its subsidiaries; (vii) certain ERISA-related events reasonably expected to result in liability above a specified threshold to Holdings and its subsidiaries taken as a whole; (viii) any loan documents or a material part of the liens under the loan documents ceasing to be, or being asserted by Holdings or its subsidiaries not to be, in full force and effect; (ix) any loan party or subsidiary denying that it has further obligations under any Loan Document; (x) any obligations under the loan documents ceasing to constitute senior indebtedness; and (x) the occurrence of a change of control. If an event of default has occurred and continues beyond any applicable cure period, Administrative Agent may (i) accelerate all outstanding obligations under the Credit Agreement or (ii) terminate the commitments, amongst other remedies. Additionally, BioTE Medical may not borrow under the Loans while an event of default is continuing. See Note 9 for further detail.

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream is as follows:

Financial Statement Caption	Revenue Stream	Three Months Ended September 30,		Nine Months Ended September 30,
Product revenue:		2022	2021	2022	2021
	Pellet procedures	$32,981	$28,090	$96,247	$80,941
	Dietary supplements	8,066	6,803	21,719	19,023
	Disposable trocars	509	220	1,110	633
	Shipping fees	18	6	45	22
Total product revenue		41,574	35,119	119,121	100,619
Service revenue:
	Training	186	212	707	528
	Contract-term services	210	236	644	713
Total service revenue		396	448	1,351	1,241
Total revenue		$41,970	$35,567	$120,472	$101,860

Revenue recognized by geographic region is as follows:

Financial Statement Caption	Country	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Product revenue:		2022	2021	2022	2021
	United States	$41,469	$35,054	$118,845	$100,435
	All other	105	65	276	184
Total product revenue		41,574	35,119	119,121	100,619
Service revenue:
	United States	385	448	1,332	1,241
	All other	11	—	19	—
Total service revenue		396	448	1,351	1,241
Total revenue		$41,970	$35,567	$120,472	$101,860

Significant changes in contract liability balances are as follows:

	Nine Months Ended September 30,
	2022		2021
Description of change	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,445)	$—	$(1,729)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,207	591	913	617
Transfers between current and non-current liabilities due to the expected revenue recognition period	412	(412)	586	(586)
Total increase (decrease) in contract liabilities	$174	$179	$(230)	$31

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

Consideration allocated to performance obligations are as follows:

	September 30,	December 31,
	2022	2021
Unsatisfied training obligations - Current	$156	$67
Unsatisfied contract-term services - Current	1,015	849
Unsatisfied contract-term services - Long-term	569	544
Total allocated to unsatisfied contract-term services	1,584	1,393
Unsatisfied pellet procedures - Current	818	789
Unsatisfied pellet procedures - Long-term	293	258
Total allocated to unsatisfied pellet procedures	1,111	1,047
Total deferred revenue - Current	$1,989	$1,705
Total deferred revenue - Long-term	$862	$802

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue and are $0 and $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

5.
INVENTORY, NET

Inventory, net consists of the following:

	September 30,	December 31,
	2022	2021
Product inventory - Pellets	$6,230	$6,318
Less: Obsolete and expired pellet allowance	(1,129)	(1,356)
Pellet inventory, net	5,101	4,962
Product inventory - Dietary supplements	5,276	4,849
Less: Obsolete and expired dietary supplement allowance	(196)	(196)
Dietary supplement inventory, net	5,080	4,653
Inventory, net	$10,181	$9,615

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
Trocars	$4,645	$4,448
Leasehold improvements	1,028	254
Office equipment	238	223
Computer software	140	135
Furniture and fixtures	161	119
Computer equipment	97	97
Construction in process	—	705
Property and equipment	6,309	5,981
Less: Accumulated depreciation	(4,533)	(3,646)
Property and equipment, net	$1,776	$2,335

Total depreciation expense related to property and equipment was $302 and $178 for the three months ended September 30, 2022 and 2021, respectively, and $887 and $533 for the nine months ended September 30, 2022 and 2021. Total depreciation expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consists of the following:

	September 30,	December 31,
	2022	2021
Website costs	$4,120	$3,571
Development in process	3,066	2,294
Less: Accumulated amortization	(2,068)	(1,311)
Capitalized software, net	$5,118	$4,554

Total amortization expense for capitalized software was $277 and $154 for the three months ended September 30, 2022 and 2021, respectively, and $757 and $454 for the nine months ended September 30, 2022 and 2021, respectively. Total amortization expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

8.
ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accrued professional fees	$542	$1,192
Accrued employee-related costs	4,018	2,213
Accrued merchant fees	—	184
Accrued interest	—	27
Legal accrual	—	1,302
Other	1,159	1,093
Accrued expenses	$5,719	$6,011

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) with a financial institution for a term loan for $50,000 (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points (BPS). As of September 30, 2022 and December 31, 2021, the outstanding principal on the Bank of America Term Loan was $0 and $37,500, respectively.

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10,000. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the three and nine months ended September 30, 2022 and 2021.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1,108. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. The balance on the Bank of America Term Loan is presented in the condensed consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $0 and $55 for the three months ended September 30, 2022 and 2021, respectively, and $91 and $166 for the nine months ended September 30, 2022 and 2021, respectively. At June 30, 2022, the remaining unamortized Bank of America debt issuance costs of $445 were written off as a loss from extinguishment of debt in the Company’s condensed consolidated statements of income and comprehensive income upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125,000. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At September 30, 2022, the interest rate charged to the Company was approximately 5.6%. The Term Loam requires principal payments of approximately $1,563 in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of September 30, 2022, the outstanding principal on the Term Loan was $123,438.

Pursuant to the Credit Agreement, BioTE Medical may borrow under the “Revolving Loans” from time to time up to the total commitment of $50,000. The Company has not drawn on the line of credit during the three and nine months ended September 30, 2022.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. In addition, the Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. The Company was in compliance with all required covenants associated with the Credit Agreement as of September 30, 2022.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of approximately $4,036. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the condensed consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $203 and $301 for the three and nine months ended September 30, 2022, respectively.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $203 and $55 for the three months ended September 30, 2022 and 2021, respectively, and $392 and $166 for the nine months ended September 30, 2022 and 2021, respectively.

The outstanding debt as of September 30, 2022 and December 31, 2022 is classified in the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2022	2021
Term loan	$123,438	$37,500
Less: Current portion	(6,250)	(5,000)
	$117,188	$32,500
Less: Unamortized debt issuance costs	(3,737)	(537)
Term loan, net of current portion	$113,451	$31,963

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

2022 (remaining three months)	$1,563
2023	6,250
2024	6,250
2025	6,250
2026	6,250
2027	96,876
$123,438

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

The Company’s Public Warrants are treated as liabilities and recorded at fair value in the Warrant liability line of the condensed consolidated balance sheet. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income. Please see Note 12 for further detail. No Public Warrants have been redeemed as of September 30, 2022 or December 31, 2021.

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

On September 30, 2022, there were 7,937,466 Public Warrants and 5,566,666 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of income and comprehensive income. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in classification of the warrants have occurred through September 30, 2022.

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

The Company’s Warrant liability and Earnout liability are recorded at fair value on a recurring basis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,698	$—	$—	$2,698
Private Placement Warrants	—	—	1,981	1,981
Earnout liability	—	—	78,080	78,080

	Fair Value Measurements as of May 26, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$5,397	$—	$—	$5,397
Private Placement Warrants	—	—	3,834	3,834
Earnout liability	—	—	187,750	187,750

There were no movements between levels during the three and nine months ended September 30, 2022. These instruments were not outstanding on the Company’s books for the three and nine months ended September 30, 2021.

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

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Private Placement Warrants as of September 30, 2022 and the Closing Date:

	As of
	September 30, 2022	May 26, 2022
Stock price	$4.28	$9.02
Exercise price	$11.50	$11.50
Risk-free rate	4.1%	2.7%
Volatility	35.1%	13.4%
Term (in years)	4.7	5.0

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated value.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Earnout liability as of September 30, 2022 and the Closing Date, the date of initial measurement:

	As of
	September 30, 2022	May 26, 2022
Stock price	$4.28	$9.02
Risk-free rate	4.1%	2.7%
Volatility	70.0%	60.0%
Term (in years)	4.7	5.0

The following table presents the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value as of September 30, 2022 and the Closing Date, the date of initial measurement:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of May 26, 2022 (initial measurement)	$3,834	$187,750	$191,584
Gain from change in fair value	(1,853)	(109,670)	(111,523)
Fair value as of September 30, 2022	$1,981	$78,080	$80,061

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained an approximately 86.5% membership interest in Holdings and Biote received an approximately 13.5% ownership interest in Holdings. As a result of share issuances subsequent to the Closing of the Business Combination, Biote’s ownership of Holdings, was approximately 14.7% as of September 30, 2022. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A common stock. As a result, Biote’s ownership interest in Holdings will continue to increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

Because the Business Combination was accounted for similar to a reverse recapitalization, the noncontrolling interest was initially recorded based on the Minority Interest Holders’ ownership interest in the pre-combination carrying value of Holdings’ equity, including net income (loss) for the periods prior to the Closing Date included in accumulated deficit as of the Closing Date. Subsequent to the Business Combination, the Minority Interest Holders’ interest in the net income (loss) of Holdings after the Closing Date is allocated to noncontrolling interest.

In connection with the Business Combination, Biote issued the Minority Interest Holders an aggregate of 48,565,824 shares of Class V voting stock. The Class V voting stock provides no economic rights in Biote to the holder thereof; however, each holder of Class V voting stock is entitled to vote with the holders of Class A common stock of Biote, with each share of Class V voting stock entitling the holder to one vote per share of Class V voting stock at the time of such vote (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications).

14.
SHARE-BASED COMPENSATION

At the Closing of the Business Combination, Holdings’ share-based compensation awards (as such terms are defined below) were converted into equity in Biote. Share information below has been converted from historical disclosure based on the equivalent shares received in the Business Combination.

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V voting stock were vested as of December 31, 2021, and the Closing of the Business Combination triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V voting stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50,026 of share-based compensation expense was recognized at Closing related to the incentive units. As of September 30, 2022, there are no incentive units outstanding.

Restricted Stock Units (Including Phantom Equity Rights)

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

The phantom equity rights are equity-classified awards. The grant date fair value of the phantom equity rights was determined using a Monte-Carlo simulation. The significant assumptions used in valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion.

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

Since the Closing of the Business Combination, the Company continues to grant RSUs to certain employees under the 2022 Equity Incentive Plan adopted on May 26, 2022. New RSUs issued are valued at the Company’s stock price on the date of grant. The following table summarizes RSU activity during the nine months ended September 30, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2021	3,887,750	$8.85
Granted	85,040	$4.00
Forfeited	(296,250)	$8.71
Vested	(771,525)	$8.90
RSUs outstanding at September 30, 2022	2,905,015	$8.35

The Company recognized share-based compensation expense of $416 and $25,321 during the three and nine months ended September 30, 2022, respectively, related to RSUs, which included a cumulative catch-up of unrecognized share-based compensation expense for service provided from the grant date to the Closing of the Business Combination. As of September 30, 2022, there was $6,488 of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

Stock Options

Subsequent to the Closing of the Business Combination, the Company began to grant stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan adopted on May 26, 2022. The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2021	—	$—	—
Granted	4,299,373	$3.80
Forfeited	(49,200)	$3.53
Options outstanding at September 30, 2022	4,250,173	$3.81	9.5
Options exercisable at September 30, 2022	—	$—	—

The Company recognized share-based compensation expense of $330 during the three and nine months ended September 30, 2022 related to stock options. As of September 30, 2022, there was $9,474 of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.6 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 were as follows:

Expected term (in years)	6.1
Volatility	63.8%
Risk-free rate	3.5%
Dividend yield	0.0%

15.
LEASES

On July 1, 2014, BioTE Medical entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023.

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the condensed consolidated statement of income and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease expense	$61	$61	$183	$183
Total lease cost	$61	$61	$183	$183

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$64	$64	$193	$193

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	September 30,	December 31,
	2022	2021
Lease assets
Operating lease right-of-use assets	$181	$356
Total lease assets	$181	$356

Lease liabilities
Current:
Operating lease liabilities	$190	$248
Non-current:
Operating lease liabilities	—	127
Total lease liabilities	$190	$375

Weighted-average remaining lease term — operating leases (years)	0.75	1.50
Weighted-average discount rate — operating leases	3.75%	3.75%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to our total lease obligation, as of September 30, 2022:

2022 (remaining three months)	$64
2023	128
Total lease payments	192
Less: Interest	(2)
Present value of lease liabilities	$190

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

As part of the Business Combination, the Company entered into the TRA with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of Holding’s units and other carryforward attributes assumed that we anticipate being able to utilize in future years. As of September 30, 2022, there have been no exchanges of units that would generate a deferred tax asset for the Company or a liability under the TRA.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense (benefit) of $234 and $67 for the three months ended September 30, 2022 and 2021, respectively, and ($48) and $209 for the nine months ended September 30, 2022 and 2021, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of September 30, 2022, management concluded that it is more likely than not that a substantial portion of our federal deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. Based on our analysis, we have recorded a valuation allowance on the foreign deferred tax assets as of September 30, 2022. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

17.
NET INCOME PER COMMON SHARE

The computation of basic and diluted net income per common share is based on net income attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net income per common share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic)	$(13,236)	$102,220
Plus: Net income (loss) attributable to noncontrolling interest	—	(58,875)
Net income (loss) attributable to biote Corp. stockholders (diluted)	$(13,236)	$43,345
Denominator:
Weighted average shares outstanding (basic)	7,605,031	7,596,379
Effect of potentially dilutive securities
RSUs	—	1,745,056
Stock Options	—	240,168
Class V Voting Stock	—	48,565,824
Weighted average shares outstanding (diluted)	7,605,031	58,147,427
Net income (loss) per common share
Basic	$(1.74)	$13.46
Diluted	$(1.74)	$0.75

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Company was organized in an Up-C structure. Net income per common share information for the three and nine months ended September 30, 2022 has been presented on a prospective basis and reflects only the net income attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for the period from the Closing Date through September 30, 2022. Net income per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net income per common share is not separately presented for Class V voting stock since it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income per common share on an if-converted basis as these shares, together with the related Holdings Units, have Exchange Rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
RSUs	2,905,015	134,000
Stock Options	4,250,173	78,800
Class V Voting Stock	48,565,824	—
Public Warrants	7,937,466	7,937,466
Private Placement Warrants	5,566,666	5,566,666
Earnout Voting Shares	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	80,812,644	25,304,432

18.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations.

The Company is currently involved in litigation described below with one of the Company’s stockholders, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”). The outcome of the Donovitz Litigation, regardless of the merits, is inherently uncertain. At this point in time, the Company cannot predict the length of the Donovitz Litigation or the ultimate liability, if any, which may arise therefrom. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. However, the Donovitz Litigation is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas. Donovitz alleges that the defendants made a variety of false promises regarding Donovitz’s future role in the Company, the protection of Donovitz’s interests, and the continuance of Donovitz’s seminars and training programs subsequent to the completion of the Business Combination. Otherwise, Donovitz claims he would not have agreed to the arrangements that led to the completion of the Business Combination and related transactions. Donovitz generally alleges fraud, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, and breaches of fiduciary duties against the defendants (the “Donovitz Claims”). Donovitz seeks monetary relief exceeding $1.0 million, including, but not limited to, actual damages, damages to be determined at trial, punitive damages, attorneys’ fees, and equitable relief such as profit disgorgement, fee forfeiture, recession, and constructive trust. While not a direct party to the lawsuit, the Company believes that the allegations contained in the complaint are without merit and intends to participate in the defense of the litigation.

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation over the Donovitz Claims in Texas. The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in that lawsuit in Texas.

On August 2, 2022, the Company sued Donovitz, Lani Hammonds Donovitz, and Lani D. Consulting in the District Court of Dallas County, Texas, seeking injunctive relief to enforce non-disparagement obligations of that certain founder advisory agreement with Donovitz and the independent contractor agreement with Lani Hammonds Donovitz, both of which were entered into by the subject parties in connection with the Business Combination. On August 23, 2022, the defendants filed an answer, which included affirmative defenses to the Company's claims and certain counterclaims and third-party claims against certain executive officers of the Company. The affirmative defenses include repudiation, fraud, breach of contract, unclean hands, and laches. The counterclaims and third-party claims include claims for fraud, breach of fiduciary duty, breach of contract, and defamation, as well as other related claims. The Company successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment. A jury trial scheduled to commence on January 3, 2023, will be held to address the Company’s request for a permanent injunction as well as adjudicate the affirmative defenses. All remaining claims, counterclaims and third-party claims will be tried at a later date not yet determined. After the filing of this lawsuit, the Company amended its claim in the Delaware Court of Chancery to also seek an injunction to prevent Donovitz from proceeding with certain of the affirmative defenses, counterclaims, and third-party claims filed by the defendants on August 23, 2022. On November 4, 2022, the Delaware Court of Chancery denied that request for injunctive relief, permitting the Texas lawsuit filed by the Company and all affirmative defenses and claims asserted therein to proceed in Texas.

On August 24, 2022, Donovitz sued the Company, including certain executive officers and directors of the Company, in the Delaware Court of Chancery, seeking (a) a status quo order preventing the defendants from diluting any stockholder’s equity or voting power, (b) an injunction requiring the defendants to convene a special meeting of the stockholders, and (c) a request to either void a portion of the Company’s Certificate of Incorporation or allow stockholders to elect directors to a vacancy on the board in accordance with Delaware General Corporate Law. On September 8, 2022, the Delaware Court of Chancery denied Donovitz’s request for injunctive relief, determining that expedited proceedings and a status quo order were both unwarranted and rejecting a mandated meeting of the stockholders.

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

19.
RELATED-PARTY TRANSACTIONS

The Company utilizes a professional services firm to perform accounting and tax services for the Company. Trusts whose beneficiaries are the children of a partner of the firm hold shares of our Class V voting stock. Fees paid to the firm were $0 and $90 during the three months ended September 30, 2022 and 2021, respectively; and $31 and $378 during the nine months ended September 30, 2022 and 2021, respectively. Amounts due to the firm as of September 30, 2022 and December 31, 2021 were $0 and $0, respectively.

A former employee of the Company is the beneficiary of a trust which holds shares of our Class V voting stock, as well as being the child of the Company’s founder who beneficially owns shares of our Class V voting stock. Compensation paid to the former employee was $0 and $50 for the three months ended September 30, 2022 and 2021, respectively, and $100 and $147 for the nine months ended September 30, 2022 and 2021, respectively. Amounts due to the former employee were $0 and $0 as of September 30, 2022 and December 31, 2021, respectively.

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company. Revenues recognized from sales to this customer were $96 and $197 for the three months ended September 30, 2022 and 2021, respectively, and $456 and $544 for the nine months ended September 30, 2022 and 2021, respectively. Amounts due from this customer were $0 and $0 as of September 30, 2022 and December 31, 2021, respectively.

A former employee of the Company is the spouse of the Company’s founder who beneficially owns shares of our Class V voting stock. Compensation paid to the former employee was $43 and $75 for the three months ended September 30, 2022 and 2021, respectively, and $158 and $228 for the nine months ended September 30, 2022 and 2021, respectively. Amounts due to the former employee were $1 and $0 as of September 30, 2022 and December 31, 2021, respectively.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $419 and $259 for the three months ended September 30, 2022 and 2021, respectively, and $1,153 and $651 for the nine months ended September 30, 2022 and 2021, respectively. Amounts due to the vendor were $419 and $0 as of September 30, 2022 and December 31, 2021, respectively.

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

On May 18, 2022, BioTE Medical entered into an independent contractor agreement with Lani D. Consulting, a company affiliated with Lani Hammonds Donovitz, the wife of Dr. Gary S. Donovitz (the “New Independent Contractor Agreement”). Immediately upon the Closing, the New Independent Contractor Agreement replaced the independent contractor agreement dated as of May 3, 2021, between Lani D. Consulting and BioTE Medical. Pursuant to the New Independent Contractor Agreement, Lani D. Consulting provides certain services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the New Independent Contractor Agreement, and will receive an annual fee equal to $250 per year and reimbursement for reasonable and pre-approved business expenses. BioTE Medical terminated Ms. Donovitz for cause, effective September 9, 2022.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2022, the date of these consolidated financial statements, through November 14, 2022, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. There are no material events that require adjustment to or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “ Biote,” “we,” “us, or “our” refer to the business of the BioTE Companies prior to the consummation of the Business Combination and to biote Corp. and its subsidiaries following the Business Combination, and “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

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

These products have a finite life ranging from six to twelve months. We assume the risk of loss due to expiration, damage or otherwise. Additionally, the products offered in our Biote-branded dietary supplement portfolio are produced by third-party manufacturers located in the United States. Prior to 2021, our Biote-branded dietary supplements were dropped-shipped directly to our customers from our vendors. Beginning in 2021, Biote contracted with a third-party to provide warehousing, co-packing and logistics services for our Biote-branded dietary supplements. As such our consolidated balance sheets as of September 30, 2022 and December 31, 2021 reflect inventories relating to these items.

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

Our revenue was $120.5 million and $101.9 million, our net income was $43.3 million and $27.1 million, and our Adjusted EBITDA was $37.0 million and $30.8 million, for the nine months ended September 30, 2022 and 2021, respectively. Our revenue was approximately $42.0 million and $35.6 million, our net income (loss) was ($6.3) million and $8.5 million, and our Adjusted EBITDA was $12.2 million and $10.3 million, for the three months ended September 30, 2022 and 2021, respectively.

Impact of the COVID-19 Pandemic and Other Trends

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

The impact of the COVID-19 pandemic and the related disruptions caused to the global economy did not have a material impact on our business during the three and nine months ended September 30, 2022 or during the three and nine months ended September 30, 2021. We experienced a decrease in Biote-partnered clinic demand and Biote-branded dietary supplement shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at Biote-partnered clinics in various geographies within the United States. During the second half of fiscal year 2020, clinic demand returned to pre-COVID-19 pandemic levels. During this and subsequent periods, we have not experienced any material disruptions in our supply chain or in our ability to fulfill orders as a result of the COVID-19 pandemic.

Further, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our securities.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Business Combination

On May 26, 2022 (the “Closing Date”), BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries, the “BioTE Companies,” and as to its members, the “Members”) completed a series of transactions (the “Business Combination”) with Haymaker Acquisition Corp. III (“Haymaker”), Haymaker Sponsor III LLC (the “Sponsor”), BioTE Management, LLC, Dr. Gary S. Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the Members’ representative (in such capacity, the “Members’ Representative”) pursuant to the business combination agreement (the “Business Combination Agreement”) dated December 13, 2021. The Business Combination was accounted for as a common control transaction, in accordance with U.S. generally accepted accounting principles (”U.S. GAAP”). Under this method of accounting, Haymaker’s acquisition of the BioTE Companies was accounted for at their historical carrying values, and the BioTE Companies were deemed the predecessor entity. This method of accounting is similar to a reverse recapitalization whereby the Business Combination was treated as the equivalent of the BioTE Companies issuing stock for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Haymaker are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the BioTE Companies.

Following the Closing of the Business Combination, the Company is organized in an “Up-C” structure in which the business of the Company is operated by Holdings and its subsidiaries, and Biote’s only material direct asset consists of membership interests in Holdings.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The table and discussion below present our results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$41,574	$35,119	$6,455	18.4%
Service revenue	396	448	(52)	(11.6%)
Total revenue	41,970	35,567	6,403	18.0%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,750	11,600	1,150	9.9%
Cost of services	587	690	(103)	(14.9%)
Cost of revenue	13,337	12,290	1,047	8.5%
Commissions	209	566	(357)	(63.1%)
Marketing	997	1,417	(420)	(29.6%)
Selling, general and administrative	19,612	12,311	7,301	59.3%
Income from operations	7,815	8,983	(1,168)	(13.0%)
Other income (expense), net:
Interest expense	(1,756)	(384)	(1,372)	357.3%
Gain from change in fair value of warrant liability	1,153	—	1,153	0.0%
Loss from change in fair value of earnout liability	(13,680)	—	(13,680)	0.0%
Loss from extinguishment of debt	—	—	—	0.0%
Other income	356	5	351	*
Total other income (expense), net	(13,927)	(379)	(13,548)	*
Income (loss) before provision for income taxes	(6,112)	8,604	(14,716)	(171.0%)
Income tax expense (benefit)	234	67	167	249.3%
Net income (loss)	$(6,346)	$8,537	$(14,883)	(174.3%)

* Not a meaningful change

Revenue

Revenue for the three months ended September 30, 2022 increased by $6.4 million to $42.0 million, or 18.0% as compared to the three months ended September 30, 2021. The increase was primarily driven by a $6.2 million increase of procedure and Biote-branded dietary supplement revenue. Procedures performed increased by 17.4% as compared to the prior year resulting in a $4.9 million increase in procedure revenue. During the three months ended September 30, 2022, the number of active clinics billed increased by 14% as compared to the three months ended September 30, 2021. Biote-branded dietary supplement sales increased by 18.6% or $1.3 million over the same period in the prior year. Service revenue decreased by 11.61% over the same period in the prior year resulting from a decrease in the number of training sessions during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Cost of revenue

Cost of revenue for the three months ended September 30, 2022 increased by $1.0 million, to $13.3 million , or 8.5% as compared to the three months ended September 30, 2021. The increase was primarily due to the impact of higher volumes of product revenue sales. Cost of procedures increased by $1.0 million for the three months ended September 30, 2022 primarily attributable to volume increases in pellets dispensed. Biote-branded dietary supplement costs increased by 4%, or $0.1 million, during the three months ended September 30, 2022, consisting of $0.6 million attributable to higher volumes which was offset by price reductions and increases in sales of lower cost dietary supplements totaling $0.5 million.

Commissions

Commissions expense for the three months ended September 30, 2022 decreased by $0.4 million to $0.2 million, or 63.1%, as compared to the three months ended September 30, 2021. The decrease is primarily driven by our shift to an internal sales force to generate product demand.

Marketing

Marketing expense for the three months ended September 30, 2022 decreased by $0.4 million to $1.0 million, or 29.6%, as compared to the three months ended September 30, 2021. This decrease is primarily a result of utilizing internal resources for ongoing digital and creative initiatives versus utilizing third-parties.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2022 increased by $7.3 million to $19.6 million, or 59.3%, as compared to the three months ended September 30, 2021. The increase includes a $2.1 million increase in payroll and related expenses primarily due to increases in sales incentives consistent with sales growth for the period and additional sales and management hiring; an increase of $0.7 million in stock compensation for the three months ended September 30, 2022; and professional fees increased during the period by $3.1 million and insurance expenses increased by $0.7 million, both attributable to higher costs associated with being a public company.

Interest Expense

Interest expense for the three months ended September 30, 2022 increased by $1.4 million to $1.8 million, or 357.3%, as compared to the three months ended September 30, 2021. The increase is primarily a result of the higher debt balance outstanding from the new debt issued as part of closing the Business Combination as well as higher interest rates experienced during the three months ended September 30, 2022. Interest expense relates primarily to interest on an outstanding note payable and amortization of origination fees.

Gain from Change in Fair Value of Warrant Liability

The gain from the change in fair value of our warrant liability of $1.2 million was primarily a result of the decrease in the trading price of our Public Warrants listed on Nasdaq to $0.34 per share on September 30, 2022 from $0.43 per share on June 30, 2022.

Loss from Change in Fair Value of Earnout Liability

The loss from the change in fair value of our earnout liability of $13.7 million was primarily a result of the increase in the closing price of our Class A common stock listed on Nasdaq to $4.28 per share on September 30, 2022 from $3.77 per share on June 30, 2022.

Other Income

Other income for the three months ended September 30, 2022 increased by $0.4 million to $0.4 million as compared to the three months ended September 30, 2021. The increase was primarily due to interest income earned on higher cash balances during the period and currency fluctuations during the period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022 increased by $0.2 million as compared to the three months ended September 30, 2021. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members offset by a tax benefit for certain one-time expenses related to the Business Combination that will be attributed to Biote.

Comparison of the nine months ended September 30, 2022 and 2021

The table and discussion below present our results for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$119,121	$100,619	$18,502	18.4%
Service revenue	1,351	1,241	110	8.9%
Total revenue	120,472	101,860	18,612	18.3%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	37,391	33,496	3,895	11.6%
Cost of services	1,760	1,795	(35)	(1.9%)
Cost of revenue	39,151	35,291	3,860	10.9%
Commissions	788	1,607	(819)	(51.0%)
Marketing	3,352	3,225	127	3.9%
Selling, general and administrative	145,206	33,101	112,105	338.7%
Income (loss) from operations	(68,025)	28,636	(96,661)	(337.6%)
Other income (expense), net:
Interest expense	(2,909)	(1,301)	(1,608)	123.6%
Gain from change in fair value of warrant liability	4,552	—	4,552	0.0%
Gain from change in fair value of earnout liability	109,670	—	109,670	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	454	13	441	*
Total other income (expense), net	111,322	(1,288)	112,610	*
Income before provision for income taxes	43,297	27,348	15,949	58.3%
Income tax expense (benefit)	(48)	209	(257)	(123.0%)
Net income	$43,345	$27,139	$16,206	59.7%

* Not a meaningful change

Revenue

Revenue for the nine months ended September 30, 2022 increased by $18.6 million to $120.5 million, or 18.3% as compared to the nine months ended September 30, 2021. The increase was primarily driven by a $18.0 million increase of procedure and Biote-branded dietary supplement revenue. Procedures performed increased by 18.9% versus the prior year resulting in a $15.3 million increase in procedure revenue. During the nine months ended September 30, 2022, the number of active clinics billed increased by 14% over the nine months ended September 30, 2021. Biote-branded dietary supplement sales increased by 14.2% or $2.7 million over the same period in the prior year. Service revenue increased by 8.9% over the same period in the prior year resulting from an increase in the number of training sessions during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2022 increased by $3.9 million, to $39.2 million, or 10.9% as compared to the nine months ended September 30, 2021. The increase was primarily due to the net impact of higher volumes at lower unit costs. Cost of procedures increased by $3.2 million for the period, consisting of $4.3 million attributable to volume increases in pellets dispensed which was offset by a reduction in the per unit cost of certain pellets totaling $1.1 million. Biote-branded dietary supplement costs increased by 2.2%, or $0.2 million, during the three months ended September 30, 2022, consisting of $1.3 million attributable to higher volumes which was offset by price reductions and increases in sales of lower cost dietary supplements totaling $1.1 million.

Commissions

Commissions expense for the nine months ended September 30, 2022 decreased by $0.8 million to $0.8 million, or 51.0%, as compared to the nine months ended September 30, 2021. The decrease is primarily driven by our shift to an internal sales force to generate product demand.

Marketing

Marketing expense for the nine months ended September 30, 2022 increased by $0.1 million to $3.4 million, or 3.9%, as compared to the nine months ended September 30, 2021. This increase is attributable to an increase in printed brochures and informational materials of $0.2 million and a decrease in digital and media spending of $0.1 million.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2022 increased by $112.1 million to $145.2 million, or 338.7%, as compared to the nine months ended September 30, 2021. This increase was primarily driven by stock compensation expense of $80.0 million. This expense represented the cumulative impact of unrecognized compensation expense for stockholders upon completion of the Business Combination as well as subsequent vesting of certain shares awarded. An additional component of the increase was $18 million of transaction-related expenses related to the Business Combination recognized during the period. These consisted of the excess closing costs of the Business Combination over the Business Combination proceeds received; costs associated with sponsor share transfers and certain compensation paid resulting from the transaction. The increase also included a $5.8 million increase in payroll and related expenses due to increases in sales incentives consistent with sales growth for the period and additional sales and management hiring; $0.9 million of travel and entertainment expenses due to increases in sales force headcount. Depreciation and amortization expenses increased by $0.7 million attributable to assets placed in service at the beginning of the year. Additionally, professional fees and insurance costs increased during the period by $6.9 million, of which $1.4 million was due to additional services rendered related to our pursuit of the Business Combination with Haymaker, with the remaining $5.5 million attributable to increases in costs associated with being a public company.

Interest Expense

Interest expense for the nine months ended September 30, 2022 increased by $1.6 million to $2.9 million, or 123.6%, as compared to the nine months ended September 30, 2021. The increase is primarily a result of the higher debt balance outstanding from the new debt issued as part of closing the Business Combination as well as higher interest rates incurred during the period. Interest expense relates primarily to interest on an outstanding note payable and amortization of origination fees.

Gain from Change in Fair Value of Warrant Liability

The gain from the change in fair value of our warrant liability of $4.6 million was primarily a result of the decrease in the trading price of our Public Warrants listed on Nasdaq to $0.34 per share on September 30, 2022 from $0.68 per share on the closing of the Business Combination, May 26, 2022.

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $187.8 million and subsequently remeasured the earnout liability to its fair value of $78.1 million as of September 30, 2022. The gain from the change in fair value of our earnout liability of $109.7 million was primarily a result of the decrease in the closing price of our Class A common stock listed on Nasdaq to $4.28 per share on September 30, 2022 from $9.02 per share on the Closing Date.

Other Income

Other income for the nine months ended September 30, 2022 increased by $0.4 million thousand to $0.5 million as compared to the nine months ended September 30, 2021. The increase was primarily due to interest income earned on higher on hand cash balances and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2022 decreased by $0.3 million as compared to the nine months ended September 30, 2021. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members offset by a tax benefit from certain one-time expenses related to the Business Combination that will be attributed to Biote.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(6,346)	$8,537	$43,345	$27,139
Interest expense	1,756	384	2,909	1,301
Income tax expense (benefit)	234	67	(48)	209
Depreciation and amortization	580	332	1,644	987
Loss from extinguishment of debt and other non-operating items	(356)	(5)	(9)	(13)
Share-based compensation expense	746	—	80,016	—
Transaction-related expenses	1,182	749	20,649	884
Litigation and other	1,915	222	2,725	338
Gain from change in fair value of warrant liability	(1,153)	—	(4,552)	—
(Gain) loss from change in fair value of earnout liability	13,680	—	(109,670)	—
Adjusted EBITDA	$12,238	$10,286	$37,009	$30,845

Liquidity and Capital Resources

We derive liquidity primarily from debt and equity financing activities. As of September 30, 2022, our balance of cash and cash equivalents was $77.5 million, which is an increase of $50.7 million, or 189.4%, compared to December 31, 2021. Our total outstanding debt principal balance as of September 30, 2022 was $123.4 million, which represents an increase of $85.9 million over the total outstanding debt principal balance as of December 31, 2021 of $37.5 million.

Our primary sources of cash are our cash flow from operations, less amounts paid to fund operating expenses, and working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. We primarily use cash to fund our debt service obligations, fund operations, meet working capital requirements, capital expenditures and strategic investments. As of September 30, 2022, we had cash and cash equivalents of $77.5 million and a $50 million revolving line of credit. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents plus proceeds from the Business Combination and debt financing) will be adequate to finance our operations, working capital requirements, capital expenditures, debt servicing obligations, and potential dividends for at least the next twelve months.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2022	2021	$	%
Condensed consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(15,208)	$23,640	$(38,848)	(164.3%)
Net cash used in investing activities	(1,527)	(2,760)	1,233	44.7%
Net cash provided by (used in) financing activities	67,436	(15,153)	82,589	545.0%

Operating Activities

Comparison of the nine months ended September 30, 2022 and 2021

Cash flows from operating activities for the nine months ended September 30, 2022 decreased $38.8 million as compared to the nine months ended September 30, 2021. Net income, adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net decrease of $17.7 million as compared to the prior period. Additionally, our working capital investment in our Biote-branded supplement inventory increased by $4.7 million as compared to the prior period. This resulted from the initial investment in our third-party fulfillment centers during the nine months ended September 30, 2021. These increases were offset by a $2.7 million increase in working capital from advances and prepayments made to certain vendors and increases in accounts receivable of $0.8 million. Additionally, $31.1 million of transaction closing costs were assumed as accrued expenses and subsequently paid upon completion of the reverse-merger with Haymaker which reduced cash flow from operating activities.

Investing Activities

Comparison of the nine months ended September 30, 2022 and 2021

Net cash used in investing activities for the nine months ended September 30, 2022 decreased by $1.2 million as compared to the nine months ended September 30, 2021. This decrease was primarily driven by a reduction in purchases of property and equipment of $0.4 million, primarily reusable trocars. Additionally capitalized software development costs decreased by $0.8 million.

Financing Activities

Comparison of the nine months ended September 30, 2022 and 2021

Net cash provided by financing activities for the nine months ended September 30, 2022 increased $82.6 million as compared to the nine months ended September 30, 2021. The increase is primarily due to the completion of the Business Combination with Haymaker. This included $12.3 million of cash proceeds from the Business Combination and $125.0 million of debt issue proceeds. These were offset by payments to retire existing debt of $37.5 million, principal payment of $1.6 million on the Truist debt, and $12.4 million of transaction and debt issuance costs. Other items included a decrease in distributions to Members of $0.8 million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our accompanying consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report.

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

Warrant Liability

We value the 5,566,666 private placement warrants sold to the Sponsor (the “Private Placement Warrants”) using a Monte-Carlo simulations in order to simulate the future path of our stock price over the term of the Private Placement Warrants. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the valuation include the Company’s stock price, exercise price, risk-free rate, volatility and term.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JOBS Act Accounting Election

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, following the Business Combination, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

We will remain an emerging growth company under the JOBS Act until the earliest of (i) March 4, 2026, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 8 to the consolidated financial statements elsewhere in this Quarterly Report, our outstanding long-term debt has a variable rate of interest, which is primarily based on the Standard Overnight Financing Rate. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by $1.2 million.

We do not engage in any strategies to limit our exposure to this interest rate risk. In addition to the interest rate risk related to our current borrowings, changes in interest rates could affect the interest we pay under any future borrowings on the line of credit available to us under our long-term debt agreement.

The variable interest rate on our long-term debt has increased since our last fiscal year, to a rate of 5.6% as of September 30, 2022 from a rate of 3.1% as of December 31, 2021.

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

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. This material weakness has not been remediated as of September 30, 2022. However, we have taken and continue to take measures to address the identified deficienceies as discussed below.

Based on their evaluation, and in light of the material weakness in internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In light of the material weakness described above, we have strengthened our talent and leadership team with the addition of key personnel with public company experience. We continue to remain focused on our internal controls environment by providing training for our personnel and engaging with external consultants to assist in the development and improvement of methodologies and policies and procedures designed to ensure adequate internal controls over financial reporting, including the technical application of U.S. GAAP and evaluating segregation of duties. Although we believe the measures we have put in place and continue to put in place will remediate this material weakness, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future.

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report on form 10-Q to the “Company,” “Biote,” “we,” “us, or “our” refer to the business of the Biote Companies prior to the consummation of the business combination and to biote Corp. and its subsidiaries following the Business Combination and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

Item 1. Legal Proceedings.

The Company is currently involved in litigation described below with one of the Company’s stockholders, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”). The outcome of the Donovitz Litigation, regardless of the merits, is inherently uncertain. At this point in time, the Company cannot predict the length of the Donovitz Litigation or the ultimate liability, if any, which may arise therefrom. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities. However, the Donovitz Litigation is not expected to have a material adverse effect on the consolidated results of operations or financial position of the Company.

Donovitz Litigation

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas. Donovitz alleges that the defendants made a variety of false promises regarding Donovitz’s future role in the Company, the protection of Donovitz’s interests, and the continuance of Donovitz’s seminars and training programs subsequent to the completion of the Business Combination. Otherwise, Donovitz claims he would not have agreed to the arrangements that led to the completion of the Business Combination and related transactions. Donovitz generally alleges fraud, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, and breaches of fiduciary duties against the defendants (the “Donovitz Claims”). Donovitz seeks monetary relief exceeding $1.0 million, including, but not limited to, actual damages, damages to be determined at trial, punitive damages, attorneys’ fees, and equitable relief such as profit disgorgement, fee forfeiture, recession, and constructive trust. While not a direct party to the lawsuit, the Company believes that the allegations contained in the complaint are without merit and intends to participate in the defense of the litigation.

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation over the Donovitz Claims in Texas. The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in that lawsuit in Texas.

On August 2, 2022, the Company sued Donovitz, Lani Hammonds Donovitz, and Lani D. Consulting in the District Court of Dallas County, Texas, seeking injunctive relief to enforce non-disparagement obligations of that certain founder advisory agreement with Donovitz and the independent contractor agreement with Lani Hammonds Donovitz, both of which were entered into by the subject parties in connection with the Business Combination. On August 23, 2022, the defendants filed an answer, which included affirmative defenses to the Company's claims and certain counterclaims and third-party claims against certain executive officers of the Company. The affirmative defenses include repudiation, fraud, breach of contract, unclean hands, and laches. The counterclaims and third-party claims include claims for fraud, breach of fiduciary duty, breach of contract, and defamation, as well as other related claims. The Company successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment. A jury trial scheduled to commence on January 3, 2023, will be held to address the Company’s request for a permanent injunction as well as adjudicate the affirmative defenses. All remaining claims, counterclaims and third-party claims will be tried at a later date not yet determined. After the filing of this lawsuit, the Company amended its claim in the Delaware Court of Chancery to also seek an injunction to prevent Donovitz from proceeding with certain of the affirmative defenses, counterclaims, and third-party claims filed by the defendants on August 23, 2022. On November 4, 2022, the Delaware Court of Chancery denied that request for injunctive relief, permitting the Texas lawsuit filed by the Company and all affirmative defenses and claims asserted therein to proceed in Texas.

On August 24, 2022, Donovitz sued the Company, including certain executive officers and directors of the Company, in the Delaware Court of Chancery, seeking (a) a status quo order preventing the defendants from diluting any stockholder’s equity or voting power, (b) an injunction requiring the defendants to convene a special meeting of the stockholders, and (c) a request to either void a portion of the Company’s Certificate of Incorporation or allow stockholders to elect directors to a vacancy on the board in accordance with Delaware General Corporate Law. On September 8, 2022, the Delaware Court of Chancery denied Donovitz’s request for injunctive relief, determining that expedited proceedings and a status quo order were both unwarranted and rejecting a mandated meeting of the stockholders.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the nine months ended September 30, 2022, over 65% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

Our results of operations and key metrics discussed elsewhere in this Quarterly Report may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

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
•
general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID-19 pandemic, increases in inflation and interest rates and/or the military conflict between Russia and Ukraine;
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

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Teresa S. Weber, our Chief Executive Officer, Marc D. Beer, our Executive Chairman, Samar Kamdar, our Chief Financial Officer, Dr. Ross McQuivey, our Chief Medical Officer, Mary Elizabeth Conlon, our Vice President, Business Development & General Counsel, and Cary Paulette, our Chief Revenue Officer, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses.

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

Certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement which contains affirmative, negative and financial covenants that may limit its flexibility in operating its businesses.

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement with BioTE Medical as borrower, and Truist Bank, as administrative agent, in connection with the Closing. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan facility and a $50.0 million revolving line of credit. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

Further, borrowings under the Credit Agreement are at variable rates of interest and expose us to interest rate risk. In recent months, global inflation and other factors have resulted in an increase in interest rates generally, which has impacted our borrowing costs. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows will correspondingly decrease.

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

Our employees, independent contractors, consultants, Biote-certified practitioners, Biote-partnered clinics, medical advisors and suppliers may engage in misconduct or other improper activities, including non-compliance with professional and regulatory standards and requirements, which could have a material adverse effect on our business.

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

Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, suppliers, Biote-partnered clinics, dietary supplement third-party manufacturers, and suppliers are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that could negatively impact practitioner or clinic spending, any or all of which would negatively impact our results of operations and financial condition. In particular, these types of events could impact our global supply chain, including the ability of manufacturers to produce our Biote-branded dietary supplement products to Biote-partnered clinics or Biote-certified practitioners from or to the impacted region(s). For instance, we experienced hurricane-related closures of 140 medical clinics in Florida and Puerto Rico, two of our key markets. If such closures continue or we experience similar closures in the future, there could be a material adverse effect on our business, financial condition and results of operations.

Market and economic conditions may negatively impact the Company’s business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in September 2022, the U.S. Consumer Price Index (CPI), which measures a wide-ranging basket of goods and services, rose 8.2% from the same month a year ago. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for any products or methods we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our Biote-branded dietary supplements, and our ability to successfully commercialize any products we may develop may be adversely affected. If we are not able to maintain freedom to operate for our products from third-party intellectual property rights, our ability to commercialize products may be limited unless we secure a license to such rights.

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

Our industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that we may be accused of misappropriating third parties’ trade secrets. Additionally, our Biote-branded dietary supplements are produced by third-party vendors and may include components that are outside of our direct control. Our competitors may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to use and sell the Biote Method, or use, sell and/or export our Biote-branded dietary supplements, or our ability to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that the Biote Method, our Biote-branded dietary supplements and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase products may not indemnify us in the event that such products accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify Biote-partnered clinics, Biote-certified practitioners or business partners in connection with litigation and to obtain licenses, which could further exhaust our resources.

Even if we believe a third-party’s intellectual property claims are without merit, there is no assurance that a court would find in our favor, including on questions of infringement, validity, enforceability or priority of patents. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any products or technology we may develop and any other products or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

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

The outcome following legal assertions of invalidity and unenforceability is unpredictable. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the protection on products that we may develop. If our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or other proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Any of these events could materially and adversely affect our business, financial condition and results of operations.

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

To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third-party could, without authorization, copy or otherwise obtain and use our Biote-branded dietary supplements, technology, or develop similar technology. Our competitors could purchase our Biote-branded dietary supplements and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our Biote-branded dietary supplements, as well as the value of our brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our Biote-branded dietary supplements and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information.

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

We may be subject to claims that we or our employees, consultants or contractors have wrongfully used, disclosed or otherwise misappropriated the intellectual property of a third-party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors or claims asserting an ownership interest in intellectual property we regard as our own.

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

Additionally, we offer our proprietary clincial decision support (”CDS”) software to practitioners to provide information from published literature and clinical guidelines to assist practitioners in providing precise, patient-specific treatment options at various intervals through a patient’s therapy. The FDA has recently issued a non-binding final CDS guidance that significantly narrows what the agency considers non-device CDS. If the FDA determines that our CDS is a medical device under the FDCA, the FDA may determine that our algorithm requires premarket approval or clearance, and may determine that unless and until we obtain such premarket approval or clearance that we are distributing an unapproved medical device in violation of the FDCA. If we are found to have manufactured, distributed, sold, or labeled any medical devices in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

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

Applicable information privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third-party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause Biote-partnered clinics or Biote-certified practitioners to stop using the Biote Method and Biote-branded dietary supplements and may deter new clinics and practitioners from using the Biote Method and Biote-branded dietary supplements and negatively impact our ability to grow and operate our business.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. This material weakness has not been remediated as of September 30, 2022.

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

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date, the date through November 11, 2022, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•
changes in Biote’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our common stock available for public sale;
•
our ability to maintain the listing of our securities on Nasdaq;
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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

If we are unable to maintain our listing on Nasdaq, it could become more difficult to sell our Class A common stock and Public Warrants in the public market.

Our common stock is listed on Nasdaq. To maintain our listing on this market, we must meet Nasdaq's listing maintenance standards. On July 20, 2022, Nasdaq suspended trading of our Class A common stock and Public Warrants for failure to meet certain initial listing requirements and indicated it intended to pursue delisting our Class A common stock and Public Warrants once all applicable appeal and review periods expired. On August 25, 2022, Nasdaq approved our application to relist our Class A common stock and Public Warrants and we began trading on August 29, 2022. If we are unable to continue to meet Nasdaq's listing maintenance standards for any reason, our Class A common stock and Public Warrants could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our Class A common stock and Public Warrants. If our Class A common stock and Public Warrants were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

A delisting from The Nasdaq Global Market and failure to obtain listing on another market or exchange would subject our Class A common stock and Public Warrants to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from Nasdaq and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

On November 11, 2022, the closing price of our Class A common stock was $4.04 per share.

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

We require significant capital to continue to develop and grow our business, including with respect to the design, development, marketing, distribution and sale of the Biote Method and Biote-branded dietary supplements. We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be certain that additional financing will be available, which could limit our ability to grow and jeopardize our ability to continue our business operations. We fund our capital needs primarily from available working capital; however, the timing of available working capital and capital funding needs may not always coincide, and the levels of working capital may not fully cover capital funding requirements. From time to time, we may need to supplement our working capital from operations with proceeds from financing activities. For instance, on July 27, 2022, we entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to 5,000,000 shares of our Class A common stock at our request, subject to terms and conditions specified in the SEPA. We expect to continue to opportunistically seek access to additional funds by utilizing the SEPA.

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

Further, there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of November 11, 2022, 68,558,041 shares of our common stock are outstanding, consisting of 9,992,217 shares of Class A common stock and 58,565,824 shares of Class V voting stock. 5,432,550 shares of these Class A common stock are freely tradeable and 51,537,991 shares of Class A common stock, including 48,565,824 shares of Class A common stock issuable upon their exercise of Exchange Rights, would be freely tradeable upon the earlier of (a) the six-month anniversary of the Closing, subject to applicable securities laws; or (b) their release from the applicable lock-up restrictions in accordance with the Amended and Restated Investor Rights Agreement, dated July 19, 2022 (the “A&R IRA”). Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members will own approximately 85.4% of our Class A common stock, with two such Members each beneficially owning approximately 34.1% of our Class A common stock. Except with respect to the restrictions described above, the Members will not be restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 16,651,347 shares of common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock currently issued and outstanding and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of common stock sold in the market.

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

For instance, the Company has chosen in the past, and may in the future choose, to release one or more Selling Securityholders from the applicable lock-up periods, after determining it was, or will be, in our stockholders’ and our best interests, which allows for earlier sales of shares of Class A common stock in the public market and could have a negative impact on the price of the Company’s Class A common stock. For example, as of November 11, 2022, we had a small public float of approximately 5,852,375 shares of Class A common stock. For these reasons or other unforeseen developments, we may determine that it is in our stockholders’ and our best interests to release one or more selling stockholders in the future from their applicable lock-up obligations. In addition, if the Company sells shares of its Class A common stock, convertible securities or other securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to the Company’s existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of the Company’s Class A common stock, including the Company’s Class A common stock issued in connection with the Business Combination.

Pursuant to the Incentive Plan, the Company is authorized to grant equity awards to its employees, directors and consultants. In addition, pursuant to the ESPP, the Company is authorized to sell shares to its employees. The Company initially reserved 15% of the shares of common stock outstanding on a fully-diluted basis upon the Closing for future issuance under the Incentive Plan, plus 3,887,750 shares of common stock necessary to satisfy payments to Phantom Equity Holders under the Phantom Equity

Acknowledgements (such 3,887,750 shares of common stock will not again become available for issuance under the Incentive Plan and will not be subject to the automatic annual increases described below). In addition, the Company initially reserved 1% of the shares of common stock outstanding on a fully-diluted basis upon the Closing for future issuance under the ESPP. The Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, beginning on January 1, 2023. As a result of such annual increases, the Company’s stockholders may experience additional dilution, which could cause the price of the Company’s common stock to fall.

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

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, copyright infringement, trademark challenges, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our practitioners and clinics and our brand image. We are currently party to one open litigation matter involving former employees or contractors who we filed suit against for violation of contractual non-compete and non-solicitation clauses. The Company is also currently involved in the Donovitz Litigation (See Item 1 Legal Proceedings). The outcome of the Donovitz Litigation, regardless of the merits, is inherently uncertain. At this point in time, the Company cannot predict the length of the Donovitz Litigation or the ultimate liability, if any, which may arise therefrom. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

Risks Related to our Organizational Structure

Our only material asset is our ownership interest in Holdings, and accordingly we depend on distributions from Holdings to pay distributions, dividends on our Class A common stock, taxes and other expenses, and make any payments required to be made by us under the Tax Receivable Agreement (the “TRA”).

We are a holding company and have no material assets other than our ownership of the Holdings Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay distributions, dividends on our Class A common stock, taxes and other expenses, and make any payments required to be made by us under the TRA will be dependent upon the financial results and cash flows of Holdings. The earnings from, or other available assets of, Holdings may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A common stock or satisfy our other financial obligations. There can be no assurance that Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If Holdings does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income or loss will be allocated, for U.S. federal income tax purposes, to the holders of Holdings Units, including us. Accordingly, we will be required to pay U.S. federal income taxes on our allocable share of the net taxable income of Holdings. Under the terms of the Holdings A&R OA, Holdings is obligated to make tax distributions to holders of Holdings Units (including us) calculated at certain assumed rates. In addition to tax expenses, we also will incur expenses related to our operations, some of which expenses will be reimbursed by Holdings. We intend to cause Holdings to make ordinary distributions and tax distributions to the holders of Holdings Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses (to the extent not already payable or reimbursable by Holdings pursuant to the Holdings A&R OA), payments under the TRA and dividends, if any, declared by us. However, as discussed herein, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of the BioTE Companies and restrictions on distributions that would violate any applicable restrictions contained in Holdings’ debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. To the extent we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.

Additionally, although Holdings generally will not be subject to any entity-level U.S. federal income tax, it may be liable under certain U.S. federal income tax legislation for any adjustments to its tax return, absent an election to the contrary. In the event Holdings’ calculations of taxable income are incorrect, Holdings and/or its Members, including us, in later years may be subject to material liabilities pursuant to this U.S. federal income tax legislation and its related guidance. We anticipate that the distributions we receive from Holdings may, in certain periods, exceed our actual liabilities and our obligations to make payments under the TRA. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A common stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our public stockholders. We may, if necessary, undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding Holdings Units, to maintain one-for-one parity between Holdings Units held by us and shares of our Class A common stock.

Pursuant to the TRA, we will be required to pay to the Members 85% of the net income tax savings that we realize as a result of increases in tax basis of the BioTE Companies’ assets resulting from the Business Combination and the future redemptions of the Retained Biote Units in exchange for shares of Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits related to the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.

In connection with the Business Combination, the Selling Member will be deemed for U.S. federal (and applicable state and local) income tax purposes to have sold Holdings Units to the Company for the Cash Consideration and rights under the TRA (the “Purchase”) and the Members may in the future have their Holdings Units, together with the cancelation of an equal number of shares of Class V voting stock, redeemed in exchange for shares of our Class A common stock (or cash) pursuant to the Holdings A&R OA, subject to certain conditions and transfer restrictions as set forth therein and in the A&R IRA. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred. We have entered into the TRA, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Holdings Units in exchange for Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits attributable to payments under the TRA. These payments are an obligation of the Company and not of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

In certain cases, payments under the TRA may exceed the actual tax benefits we realize.

Payments under the TRA will be based on the tax reporting positions that we determine, and the United States Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Members will not be required to reimburse us for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by the IRS or other taxing authorities. Rather, excess payments made to Members will be applied against and reduce any future cash payments otherwise required to be made to such Members, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the Purchase and future redemptions of Retained Holdings Units in exchange for Class A common stock or cash and related transactions, we will be required to pay the Members 85% of these tax benefits under the TRA.

Pursuant to the lock-up restrictions agreed to in connection with the A&R IRA, beginning on the six month anniversary of the Closing (unless earlier waived by us in our capacity as the sole manager of Holdings ), or with respect to the Earnout Units, on such later date the Earnout Units vest in accordance with the Business Combination Agreement, each Retained Biote Unit held by the Members may be redeemed, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at our election in our capacity as the sole manager of Holdings , the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. The Purchase and any future exchanges pursuant to the Holdings A&R OA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the IRS or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. At the Closing, we entered into the TRA, which generally provides for the payment by us to the Members of 85% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to the TRA, including income or franchise tax benefits attributable to payments under the TRA. These payment obligations pursuant to the TRA are an obligation of the Company and not of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions, the market price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. Because none of the foregoing factors are known at this time, we cannot determine the amounts (if any) that would be payable under the TRA. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of the BioTE Companies, the payments that we expect to make under the TRA will be substantial and could have a material adverse effect on our financial condition. The payments under the TRA are not conditioned upon continued ownership of the Company by the holders of Holdings Units. The Members will not be required to reimburse us for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against future payments otherwise to be made under the TRA, if any, after the determination of such excess. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

In certain cases, payments under the TRA may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that, in the event that (i) we exercise our early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) we materially breach any of our material obligations under the TRA, which breach continues without cure for 30 days following receipt by us of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) our obligations under the TRA will accelerate and we will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment to the Members could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring Holdings Units from the Members because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. Decisions made in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the holders of Retained Holdings Units under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of holders of Retained Holdings Units to receive payments under the TRA. There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual income or franchise tax savings that we realize in respect of the tax attributes subject to the TRA or if distributions to us by Holdings are not sufficient to permit us to make payments under the TRA after we have paid taxes and other expenses. Furthermore, our obligations to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the TRA. We may need to incur additional indebtedness to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Retained Holdings Units from the Members.

Pursuant to the TRA, we will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in the BioTE Companies’ assets as a result of (i) the Purchase and (ii) the future redemption of Retained Holdings Units in exchange for shares of Class A common stock or cash pursuant to the Holdings A&R OA and (B) certain other related transactions with the Members. The amount of any such tax savings attributable to the Purchase and future exchanges will be paid 85% to the applicable Members and retained 15% by us. Any such amounts payable will only be due once the relevant tax savings have been realized by us, unless our obligations under the TRA are accelerated. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

Increases in our income tax rates or other changes in income tax laws in the United States or any jurisdiction in which we operate could reduce our after-tax income and adversely affect our business, financial condition or results of operations. Existing tax laws in the United States have been, and in the future could be, subject to significant change. For example, the Inflation Reduction Act of 2022 was recently enacted, which includes a one percent excise tax on share buybacks imposed on the corporation repurchasing such stock, effective for tax years beginning after 2022. Future regulatory guidance from taxing authorities or other executive or Congressional actions in the United States or other jurisdictions may be forthcoming. These or other changes in the relevant tax regimes, including changes in how existing tax laws are interpreted or enforced, may adversely affect our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Transaction Consideration

On July 27, 2022, we entered into a SEPA with Yorkville, in which Yorkville has committed to purchase from us, at our discretion, up to 5,000,000 shares of our Class A common stock, subject to terms and conditions specified in the SEPA. Concurrently to the SEPA, we issued 25,000 shares of Class A common stock to Yorkville on July 27, 2022 as consideration for Yorkville’s irrevocable commitment to purchase shares of our Class A common stock at our election in our discretion, from time to time after the date of this prospectus, upon the terms and subject to the satisfaction of the conditions set forth in the SEPA. We did not receive any cash proceeds in connection with this issuance.

On September 16, 2022, we received cash proceeds of approximately $0.2 million in connection with the issuance of 40,000 shares of Class A common stock under the SEPA. On October 20, 2022, we received cash proceeds of approximately $0.3 million in connection with the issuance of 65,559 shares of Class A common stock. We expect to use any net proceeds from such sales for working capital and general corporate purposes.

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

3.2	Amended and Restated Bylaws of biote Corp. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-k (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).
10.1*	Employment agreement, effective July 15, 2022, by and between BioTE Medical, LLC and Samar Kamdar.
10.2*	Amendment to employment agreement, effective August 24, 2022, by and between BioTE Medical, LLC and Samar Kamdar.
10.3*	Transition agreement, effective August 31, 2022, by and between BioTE Medical, LLC and Robbin Gibbins.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: November 14, 2022	By:	/s/ Samar Kamdar
Name: Samar J. Kamdar
Title: Chief Financial Officer