Form 10-Q/A
period 2022-06-30
biote Corp.
filed 2023-03-29
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements. These forward-looking statements relate to expectations for future financial performance, business strategies, or expectations for the Company’s business. These forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q/A. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “hope,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “might,” “ongoing,” “potential,” “predict,” “would” or similar expressions.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q/A, and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•
future exchange and interest rates;
•
the restatement of our financial statements for the quarters ended June 30, 2022 and September 30, 2022 and our ability to establish and maintain effective internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls; and
•
other risks and uncertainties indicated in this Quarterly Report on Form 10-Q/A, including those under “Risk Factors” herein, and other filings the Company has made, or will make, with the Securities and Exchange Commission (the “SEC”).

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

Summary of Risks Related to Ownership of Our Securities

•
Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and a material weakness resulted in the restatement of previously issued financial statements, and failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations;
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

Explanatory Note

biote Corp. (together with its consolidated subsidiaries, as the context requires, the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (as amended, the “Quarterly Report on Form 10-Q/A”) to amend and restate the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 15, 2022 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A also amends certain other Items in the Original Form 10-Q, as listed in “Items Amended in this Quarterly Report on Form 10-Q/A” below. On March 24, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

Background of Restatement

On March 24, 2023, the audit committee of the board of directors (the “Audit Committee”) of the Company, based on the recommendation of, and after consultation with, the Company’s management, and as discussed with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and as of and for the three and nine months ended September 30, 2022 (the “Affected Financials”), each as previously filed with the SEC within the respective quarterly report on Form 10-Q, should no longer be relied upon and should be restated.

The Company’s management identified an error in the calculation of its earnout valuation in the Affected Financials, resulting in an overstatement of its earnout liability and its gain (loss) from change in fair value of earnout liability. In addition, the Companydetermined that it should attribute changes in fair value of its warrant and earnout liabilities to its operating subsidiary, BioTE Holdings, LLC (“Holdings”), whereas in the Affected Financials these changes had been attributed to biote Corp. The Company determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in the Company’s condensed consolidated financial statements in accordance with Accounting Standards Codification 810, Consolidation, given the Company’s “Up-C” structure.

The Company is restating the unaudited condensed consolidated financial statements and related information for the quarter ended June 30, 2022 in this Quarterly Report on Form 10-Q/A, and has restated the unaudited condensed consolidated financial statements and related information for the quarter ended September 30, 2022 in a separate amendment to the Quarterly Report on Form 10-Q for such period.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2022 due to a previously identified material weakness in internal control over financial reporting. Specifically, there was a lack of effective review controls over the accounting for certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

Items Amended in this Quarterly Report on Form 10-Q/A

For the convenience of the reader, this Quarterly Report on Form 10-Q/A presents the Original Form 10-Q, amended and restated in its entirety, with modifications as necessary to reflect the effects of the restatement. No attempt has been made in this Quarterly Report on Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended to reflect the restatement:

•
Cautionary Note Regarding Forward-Looking Statements
•
Summary Risk Factors
•
Part I, Item 1. “Financial Statements”
•
Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
Part I, Item 4. “Controls and Procedures”
•
Part II, Item 1A. “Risk Factors”
•
Part II, Item 6. “Exhibits”

In addition, this Quarterly Report on Form 10-Q/A updates the Signatures page. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , the Company is also including with this Quarterly Report on Form 10-Q/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date

v

of this Quarterly Report on Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2). Except as described above, this Quarterly Report on Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q, and accordingly, does not reflect or purport to reflect any information or events occurring subsequent to August 15, 2022, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.

Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

The restatement is more fully described in Note 21 of the notes to the unaudited condensed consolidated financial statements included herein.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
	2022	2021
	(As restated, see Note 21)
Assets
Current assets:
Cash	$82,725	$26,766
Accounts receivable, net	6,823	5,231
Inventory, net	9,812	9,615
Other current assets	6,938	5,473
Total current assets	106,298	47,085
Property and equipment, net	2,079	2,335
Capitalized software, net	5,012	4,554
Operating lease right-of-use assets	240	356
Deferred tax asset	1,693	—
Total assets	$115,322	$54,330

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,314	$4,349
Accrued expenses	16,268	6,011
Term loan, current	6,250	5,000
Deferred revenue, current	1,855	1,705
Operating lease liabilities, current	252	248
Total current liabilities	32,939	17,313
Term loan, net of current portion	114,810	31,963
Deferred revenue, net of current portion	853	802
Operating lease liabilities, net of current portion	—	127
Warrant liability	5,832	—
Earnout liability	32,200	—
Total liabilities	186,634	50,205
Commitments and contingencies (See Note 16)
Stockholders’ Equity (Deficit)
Class A, AA, AAA, and AAAA units, no par value, unlimited units authorized; no and 1,013,197 units issued, no and 982,800 units outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A Common Stock, $0.0001 par value, 600,000,000 shares authorized; 9,161,771 and no shares issued, 7,574,271 and no shares outstanding as of June 30, 2022 and December 31, 2021, respectively	1	—
Class B Common Stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class V Voting Stock, $0.0001 par value, 100,000,000 shares authorized; 58,565,824 and no shares issued, 48,565,824 and no shares outstanding as of June 30, 2022 and December 31, 2021, respectively	5	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(49,144)	4,165
Accumulated other comprehensive loss	(5)	(40)
biote Corp.’s stockholders’ equity (deficit)	(49,143)	4,125
Noncontrolling interest	(22,169)	—
Total stockholders’ equity (deficit)	(71,312)	4,125
Total liabilities and stockholders’ equity (deficit)	$115,322	$54,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(As restated, see Note 21)		(As restated, see Note 21)
Revenue
Product revenue	$40,789	$34,307	$77,547	$65,500
Service revenue	570	443	955	793
Total revenue	41,359	34,750	78,502	66,293
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,984	11,019	24,641	21,896
Cost of services	553	621	1,173	1,105
Cost of revenue	13,537	11,640	25,814	23,001
Commissions	363	464	579	1,041
Marketing	1,114	1,059	2,355	1,808
Selling, general and administrative	111,948	11,327	125,594	20,790
Income (loss) from operations	(85,603)	10,260	(75,840)	19,653
Other income (expense), net:
Interest expense	(794)	(425)	(1,153)	(917)
Gain from change in fair value of warrant liability	3,399	—	3,399	—
Gain from change in fair value of earnout liability	61,680	—	61,680	—
Loss from extinguishment of debt	(445)	—	(445)	—
Other income	88	4	98	8
Total other income (expense), net	63,928	(421)	63,579	(909)
Income (loss) before provision for income taxes	(21,675)	9,839	(12,261)	18,744
Income tax expense (benefit)	(346)	78	(282)	142
Net income (loss)	(21,329)	9,761	(11,979)	18,602
Less: Net loss attributable to noncontrolling interest	(18,723)		(9,373)
Net loss attributable to biote Corp.	(2,606)		(2,606)

Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	10	1	1
Other comprehensive income (loss)	(5)	10	1	1
Comprehensive income (loss)	$(21,334)	$9,771	$(11,978)	$18,603

Net loss per common share
Basic	$(0.34)		$(0.34)
Diluted	$(0.34)		$(0.34)
Weighted average common shares outstanding
Basic	7,574,271		7,574,271
Diluted	7,574,271		7,574,271

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(2,735)	—	(2,735)	—	(2,735)
Net income	—	—	—	—	—	—	—	9,350	—	9,350	—	9,350
Other comprehensive income	—	—	—	—	—	—	—	—	6	6	—	6

Balance at March 31, 2022	982,800	—	—	—	—	—	—	10,780	(34)	10,746	—	10,746

Distributions	—	—	—	—	—	—	—	(6,840)	—	(6,840)	—	(6,840)
Net loss through May 26, 2022	—	—	—	—	—	—	—	(207)	—	(207)	—	(207)
Other comprehensive loss through May 26, 2022	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Share-based compensation	—	—	—	—	—	—	—	79,270	—	79,270	—	79,270
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Net loss after May 26, 2022	—	—	—	—	—	—	—	(2,606)	—	(2,606)	(18,516)	(21,122)

Balance at June 30, 2022 (As restated, see Note 21)	—	$—	7,574,271	$1	48,565,824	$5	$—	$(49,144)	$(5)	$(49,143)	$(22,169)	$(71,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(As restated, see Note 21)
Operating Activities
Net income (loss)	$(11,979)	$18,602
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,064	655
Bad debt expense	60	90
Amortization of debt issuance costs	188	111
Provision for obsolete inventory	20	120
Non-cash lease expense	116	112
Non-cash sponsor share transfers	7,216	—
Share-based compensation expense	79,270	—
Gain from change in fair value of warrant liability	(3,399)	—
Gain from change in fair value of earnout liability	(61,680)	—
Loss from extinguishment of debt	445	—
Deferred income taxes	(598)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,652)	(1,198)
Inventory	(217)	(2,316)
Other current assets	(5,407)	(1,192)
Accounts payable	3,839	945
Deferred revenue	201	70
Accrued expenses	(28,965)	1,438
Operating lease liabilities	(123)	(119)
Net cash (used in) provided by operating activities	(21,601)	17,318
Investing Activities
Purchases of property and equipment	(328)	(1,021)
Purchases of capitalized software	(812)	(410)
Net cash used in investing activities	(1,140)	(1,431)
Financing Activities
Proceeds from the Business Combination	12,282	—
Principal repayments on term loan	(1,250)	(2,500)
Borrowings on term loan	125,000	—
Extinguishment of Bank of America term loan	(36,250)	—
Debt issuance costs	(4,036)	—
Distributions	(8,707)	(7,967)
Capitalized transaction costs	(8,341)	—
Net cash provided by (used in) financing activities	78,698	(10,467)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net increase in cash and cash equivalents	55,959	5,421
Cash and cash equivalents at beginning of period	26,766	17,208
Cash and cash equivalents at end of period	$82,725	$22,629
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$982	$794
Cash paid for income taxes	171	163
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$126	$82
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

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. The condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net income (loss) in the condensed consolidated statements of income and comprehensive income.

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

The Company’s Warrant liability and Earnout liability are recorded at fair value on a recurring basis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$3,413	$—	$—	$3,413
Private Placement Warrants	—	—	2,419	2,419
Earnout liability	—	—	32,200	32,200

	Fair Value Measurements as of May 26, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$5,397	$—	$—	$5,397
Private Placement Warrants	—	—	3,834	3,834
Earnout liability	—	—	93,880	93,880

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

The following table presents the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value as of June 30, 2022 and the Closing Date, the date of initial measurement:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of May 26, 2022 (initial measurement)	$3,834	$93,880	$97,714
Gain from change in fair value	(1,415)	(61,680)	(63,095)
Fair value as of June 30, 2022	$2,419	$32,200	$34,619

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net income (loss) through May 26, 2022	$(207)	$9,143
Net loss after May 26, 2022	(18,516)	(18,516)
Net loss attributable to noncontrolling interest	$(18,723)	$(9,373)

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
17.
NET LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share is based on net loss attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A Common Stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net loss per common share:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net loss per common share
Numerator:
Net loss attributable to biote Corp. stockholders (basic and diluted)	$(2,606)	$(2,606)
Denominator:
Weighted average shares outstanding (basic and diluted)	7,574,271	7,574,271
Net loss per common share
Basic	$(0.34)	$(0.34)
Diluted	$(0.34)	$(0.34)

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Combined Company was organized in an Up-C structure. Net loss per common share information for the three and six months ended June 30, 2022 has been presented on a prospective basis and reflects only the net loss attributable to holders of Biote’s Class A Common Stock, as well as both basic and diluted weighted average Class A Common Stock outstanding, for the period from the Closing Date through June 30, 2022. Net income (loss) per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net loss per common share is not separately presented for Class V Voting Stock since it has no economic rights to the income or loss of the Company. Class V Voting Stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related Biote Units, have Exchange Rights into Class A Common Stock that could result in additional Class A Common Stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
RSUs	3,887,750	3,887,750
Class V Voting Stock	48,565,824	48,565,824
Public Warrants	7,937,500	7,937,500
Private Placement Warrants	5,566,666	5,566,666
Earnout Voting Shares	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	77,545,240	77,545,240

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

21.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company’s management identified errors in its previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022. The identified error related to the Company’s earnout valuation, resulting in an overstatement of its earnout liability and its gain (loss) from change in fair value of earnout liability.

In addition, the Company has determined that it should attribute changes in fair value of its warrant and earnout liabilities to its operating subsidiary, Holdings, whereas previously these changes had been attributed to Biote. The Company determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in the Company’s condensed consolidated financial statements in accordance with ASC 810, Consolidation (“ASC 810”), given the Company’s “Up-C” structure. This change resulted in an understatement of both noncontrolling interest and net income (loss) attributable to noncontrolling interest.

In connection with these errors, the Company is restating the previously issued unaudited condensed consolidated financial statements, and related notes thereto, as of and for the three and six months ended June 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q on August 15, 2022. The restatement does not impact the Company’s current or historically reported revenue, income (loss) from operations, cash or cash flows provided by (used in) operating, investing or financing activities.

The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 included in this Form 10-Q/A have been restated to correct the errors as follows:

	As of June 30. 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Earnout liability	$64,400	$(32,200)	$32,200
Total liabilities	218,834	(32,200)	186,634
Retained earnings (Accumulated deficit)	$(24,952)	$(24,192)	$(49,144)
biote Corp.’s stockholders’ equity (deficit)	(24,951)	(24,192)	(49,143)
Noncontrolling interest	(78,561)	56,392	(22,169)
Total stockholders’ equity (deficit)	(103,512)	32,200	(71,312)

	Three Months Ended June 30, 2022
Condensed Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Adjustments	As Restated
Gain from change in fair value of earnout liability	$123,350	$(61,670)	$61,680
Total other income (expense), net	125,598	(61,670)	63,928
Income (loss) before provision for income taxes	39,995	(61,670)	(21,675)
Net income (loss)	40,341	(61,670)	(21,329)
Less: Net loss attributable to noncontrolling interest	(75,115)	56,392	(18,723)
Net income (loss) attributable to biote Corp.	115,456	(118,062)	(2,606)
Comprehensive income (loss)	$40,336	$(61,670)	$(21,334)

Net income (loss) per common share
Basic	$15.24	$(15.59)	$(0.34)
Diluted	$2.01	$(2.35)	$(0.34)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Adjustments	As Restated
Gain from change in fair value of earnout liability	$123,350	$(61,670)	$61,680
Total other income (expense), net	125,249	(61,670)	63,579
Income (loss) before provision for income taxes	49,409	(61,670)	(12,261)
Net income (loss)	49,691	(61,670)	(11,979)
Less: Net loss attributable to noncontrolling interest	(65,765)	56,392	(9,373)
Net income (loss) attributable to biote Corp.	115,456	(118,062)	(2,606)
Comprehensive income (loss)	$49,692	$(61,670)	$(11,978)

Net income (loss) per common share
Basic	$15.24	$(15.58)	$(0.34)
Diluted	$2.01	$(2.35)	$(0.34)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Net income (loss)	$49,691	$(61,670)	$(11,979)
Gain from change in fair value of earnout liability	$(123,350)	$61,670	$(61,680)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
Condensed Consolidated Statement of	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
Stockholders' Equity (Deficit)	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Business Combination: Reverse recapitalization on May 26, 2022 (As previously reported)	(982,800)	$—	7,574,271	$1	48,565,824	$5	$—	$(207,498)	$—	$(207,492)	$—	$(207,492)
Adjustments	—	—	—	—	—	—	—	93,870	—	93,870	—	93,870
Business Combination: Reverse recapitalization on May 26, 2022 (As restated)	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)

Net income (loss) after May 26, 2022 (As previously reported)	—	—	—	—	—	—	—	115,456	—	115,456	(74,908)	40,548
Adjustments	—	—	—	—	—	—	—	(118,062)	—	(118,062)	56,392	(61,670)
Net loss after May 26, 2022 (As restated)	—	—	—	—	—	—	—	(2,606)	—	(2,606)	(18,516)	(21,122)

Balance at June 30, 2022 (As previously reported)	—	—	7,574,271	1	48,565,824	5	—	(24,952)	(5)	(24,951)	(78,561)	(103,512)
Net impact of adjustments	—	—	—	—	—	—	—	(24,192)	—	(24,192)	56,392	32,200
Balance at June 30, 2022 (As restated)	—	$—	7,574,271	$1	48,565,824	$5	$—	$(49,144)	$(5)	$(49,143)	$(22,169)	$(71,312)

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q/A. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

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

Our revenue was $78.5 million and $66.3 million, our net (loss) income was ($12.0) million and $18.6 million, and our Adjusted EBITDA was $24.8 million and $20.6 million, for the six months ended June 30, 2022 and 2021, respectively. Our revenue was $41.4 million and $34.8 million, our net (loss) income was ($21.3) million and $9.8 million, and our Adjusted EBITDA was $13.1 million and $10.8 million, for the three months ended June 30, 2022 and 2021, respectively.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The table and discussion below present our results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$40,789	$34,307	$6,482	18.9%
Service revenue	570	443	127	28.7%
Total revenue	41,359	34,750	6,609	19.0%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,984	11,019	1,965	17.8%
Cost of services	553	621	(68)	(11.0%)
Cost of revenue	13,537	11,640	1,897	16.3%
Commissions	363	464	(101)	(21.8%)
Marketing	1,114	1,059	55	5.2%
Selling, general and administrative	111,948	11,327	100,621	888.3%
Income (loss) from operations	(85,603)	10,260	(95,863)	(934.3%)
Other income (expense), net:
Interest expense	(794)	(425)	(369)	86.8%
Gain from change in fair value of warrant liability	3,399	—	3,399	0.0%
Gain from change in fair value of earnout liability	61,680	—	61,680	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	88	4	84	*
Total other income (expense), net	63,928	(421)	64,349	*
Income (loss) before provision for income taxes	(21,675)	9,839	(31,514)	(320.3%)
Income tax expense (benefit)	(346)	78	(424)	(543.6%)
Net income (loss)	$(21,329)	$9,761	$(31,090)	(318.5%)

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

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $93.9 million and subsequently remeasured the earnout liability to its fair value of $32.2 million as of June 30, 2022. The change in fair value of our earnout liability of $61.7 million was primarily a result of the decrease in the closing price of our Class A Common Stock listed on the Nasdaq to $3.77 per share on June 30, 2022 from $9.02 per share on the Closing Date.

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

Comparison of the six months ended June 30, 2022 and 2021

The table and discussion below present our results for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$77,547	$65,500	$12,047	18.4%
Service revenue	955	793	162	20.4%
Total revenue	78,502	66,293	12,209	18.4%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	24,641	21,896	2,745	12.5%
Cost of services	1,173	1,105	68	6.2%
Cost of revenue	25,814	23,001	2,813	12.2%
Commissions	579	1,041	(462)	(44.4%)
Marketing	2,355	1,808	547	30.3%
Selling, general and administrative	125,594	20,790	104,804	504.1%
Income (loss) from operations	(75,840)	19,653	(95,493)	(485.9%)
Other income (expense), net:
Interest expense	(1,153)	(917)	(236)	25.7%
Gain from change in fair value of warrant liability	3,399	—	3,399	0.0%
Gain from change in fair value of earnout liability	61,680	—	61,680	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	98	8	90	*
Total other income (expense), net	63,579	(909)	64,488	*
Income (loss) before provision for income taxes	(12,261)	18,744	(31,005)	(165.4%)
Income tax expense (benefit)	(282)	142	(424)	(298.6%)
Net income (loss)	$(11,979)	$18,602	$(30,581)	(164.4%)

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

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $93.9 million and subsequently remeasured the earnout liability to its fair value of $32.2 million as of June 30, 2022. The change in fair value of our earnout liability of $61.7 million was primarily a result of the decrease in the closing price of our Class A Common Stock listed on the Nasdaq to $3.77 per share on June 30, 2022 from $9.02 per share on the Closing Date.

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

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate the company’s ongoing results of operations when considered alongside net income (loss), (the most directly comparable U.S. GAAP measure).

We use Adjusted EBITDA as alternative measures to evaluate our operational performance. We calculate Adjusted EBITDA by excluding from net income (loss): interest expense; depreciation and amortization expenses; and income taxes. Additionally, we exclude certain expenses we believe are not indicative of our ongoing operations or operational performance. We present Adjusted EBITDA because it is a key measure used by our management to evaluate our operating performance, generate future operating plans and determining payments under compensation programs. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of these limitations are as follows:

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(21,329)	$9,761	$(11,979)	$18,602
Interest expense	794	425	1,153	917
Income tax expense (benefit)	(346)	78	(282)	142
Depreciation and amortization	563	334	1,064	656
Loss from extinguishment of debt and other non-operating items	356	(4)	347	(8)
Share-based compensation expense	79,270	—	79,270	—
Transaction-related expenses	18,769	135	19,477	135
Litigation and other	150	115	841	115
Gain from change in fair value of warrant liability	(3,399)	—	(3,399)	—
Gain from change in fair value of earnout liability	(61,680)	—	(61,680)	—
Adjusted EBITDA	$13,148	$10,844	$24,812	$20,559

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

Operating Activities

Comparison of the six months ended June 30, 2022 and 2021

Cash flows from operating activities for the six months ended June 30, 2022 decreased $38.9 million compared to the six months ended June 30, 2021. Net income (loss), adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net decrease of $16.2 million as compared to the prior period. Additionally, our working capital investment in our Biote-branded supplement inventory increased by $2.1 million as compared to the prior period. This resulted from the initial investment in our third-party fulfillment centers during the six months ended June 30, 2021. These increases were offset by a $4.2 million increase in working capital from advances and prepayments made to certain vendors and increases in accounts receivable of $0.5 million. Additionally, $31.1 million of transaction closing costs were assumed as accrued expenses and subsequently paid upon completion of the reverse-merger with Haymaker which reduced cash flow from operating activities.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our accompanying consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Share-Based Compensation

Share-based compensation awards previously granted by Holdings were valued using a Monte-Carlo simulation as of the grant date because the value of the awards was dependent on future distributions to be received from a change in control or qualifying liquidity event. The significant assumptions used in the valuation include the constant risk-free rate, constant volatility factor and the Geometric Brownian Motion.

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

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 8 to the consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q/A, our outstanding long-term debt has a variable rate of interest, which is primarily based on the SOFR. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by $1.2 million.

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

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in the Original Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in Note 21 of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. This material weakness has not been remediated as of the filing of this Quarterly Report on Form 10-Q/A. However, we have taken and continue to take measures to address the identified deficiencies as discussed below.

Based on their evaluation, and in light of the material weakness in internal controls described above, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures were not effective. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report on Form 10-Q/A to the “Company,” “we,” “us, or “our” refer to the business of the Biote Companies prior to the consummation of the business combination and to Biote and its subsidiaries following the Business Combination and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

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

Our results of operations and key metrics discussed elsewhere in this Quarterly Report on Form 10-Q/A may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q/A. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses.

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

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and a material weakness resulted in the restatement of previously issued financial statements. Failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

We will eventually be required to provide management’s attestation on internal controls over financial reporting. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately held company prior to the Business Combination.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in the Original Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in Note 21 of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. This material weakness has not been remediated as of the filing of this Quarterly Report on Form 10-Q/A.

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

3.2

Amended and Restated Bylaws of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on February 22, 2023).

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

BIOTE CORP.

Date: March 29, 2023	By:	/s/ Samar Kamdar
Name: Samar J. Kamdar
Title: Chief Financial Officer