Form 10-Q/A
period 2022-09-30
biote Corp.
filed 2023-03-29
CIK 1819253

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
•
We have developed and marketed a method and training program where the practitioner may prescribe a compounded bioidentical hormone. Compounded drugs are regulated by the FDA and are subject to certain requirements under the FDCA. Failure of compounding entities to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties;
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

Explanatory Note

biote Corp. (together with its consolidated subsidiaries, as the context requires, the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (as amended, the “Quarterly Report on Form 10-Q/A”) to amend and restate the unaudited interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A also amends certain other Items in the Original Form 10-Q, as listed in “Items Amended in this Quarterly Report on Form 10-Q/A” below. On March 24, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

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

The Company’s management identified an error in the calculation of its earnout valuation in the Affected Financials, resulting in an overstatement of its earnout liability and its gain (loss) from change in fair value of earnout liability. In addition, the Company determined that it should attribute changes in fair value of its warrant and earnout liabilities to its operating subsidiary, BioTE Holdings, LLC (“Holdings”), whereas in the Affected Financials these changes had been attributed to biote Corp. The Company determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in the Company’s condensed consolidated financial statements in accordance with Accounting Standards Codification 810, Consolidation, given the Company’s “Up-C” structure.

The Company is restating the unaudited condensed consolidated financial statements and related information for the quarter ended September 30, 2022 in this Quarterly Report on Form 10-Q/A, and has restated the unaudited condensed consolidated financial statements and related information for the quarter ended June 30, 2022 in a separate amendment to the Quarterly Report on Form 10-Q for such period.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2022 due to a previously identified material weakness in internal control over financial reporting. Specifically, there was a lack of effective review controls over the accounting for certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

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

of this Quarterly Report on Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1 and 32.2). Except as described above, this Quarterly Report on Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q, and accordingly, does not reflect or purport to reflect any information or events occurring subsequent to November 14, 2022, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement.

Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

The restatement is more fully described in Note 21 of the notes to the unaudited condensed consolidated financial statements included herein.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2022	2021
	(As restated, see Note 21)
Assets
Current assets:
Cash	$77,461	$26,766
Accounts receivable, net	7,635	5,231
Inventory, net	10,181	9,615
Other current assets	5,534	5,473
Total current assets	100,811	47,085
Property and equipment, net	1,776	2,335
Capitalized software, net	5,118	4,554
Operating lease right-of-use assets	181	356
Deferred tax asset	1,692	—
Total assets	$109,578	$54,330

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,245	$4,349
Accrued expenses	5,719	6,011
Term loan, current	6,250	5,000
Deferred revenue, current	1,989	1,705
Operating lease liabilities, current	190	248
Total current liabilities	22,393	17,313
Term loan, net of current portion	113,451	31,963
Deferred revenue, net of current portion	862	802
Operating lease liabilities, net of current portion	—	127
Warrant liability	4,679	—
Earnout liability	39,040	—
Total liabilities	180,425	50,205
Commitments and contingencies (See Note 18)
Stockholders’ Equity (Deficit)
Class A, AA, AAA, and AAAA units, no par value, unlimited units authorized; no and 1,013,197 units issued, no and 982,800 units outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 9,926,658 and no shares issued, 8,339,158 and no shares outstanding as of September 30, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 58,565,824 and no shares issued, 48,565,824 and no shares outstanding as of September 30, 2022 and December 31, 2021, respectively	5	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(48,119)	4,165
Accumulated other comprehensive loss	(6)	(40)
biote Corp.’s stockholders’ equity (deficit)	(48,119)	4,125
Noncontrolling interest	(22,728)	—
Total stockholders’ equity (deficit)	(70,847)	4,125
Total liabilities and stockholders’ equity (deficit)	$109,578	$54,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As restated, see Note 21)		(As restated, see Note 21)
Revenue
Product revenue	$41,574	$35,119	$119,121	$100,619
Service revenue	396	448	1,351	1,241
Total revenue	41,970	35,567	120,472	101,860
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,750	11,600	37,391	33,496
Cost of services	587	690	1,760	1,795
Cost of revenue	13,337	12,290	39,151	35,291
Commissions	209	566	788	1,607
Marketing	997	1,417	3,352	3,225
Selling, general and administrative	19,612	12,311	145,206	33,101
Income (loss) from operations	7,815	8,983	(68,025)	28,636
Other income (expense), net:
Interest expense	(1,756)	(384)	(2,909)	(1,301)
Gain from change in fair value of warrant liability	1,153	—	4,552	—
Gain (loss) from change in fair value of earnout liability	(6,840)	—	54,840	—
Loss from extinguishment of debt	—	—	(445)	—
Other income	356	5	454	13
Total other income (expense), net	(7,087)	(379)	56,492	(1,288)
Income (loss) before provision for income taxes	728	8,604	(11,533)	27,348
Income tax expense (benefit)	234	67	(48)	209
Net income (loss)	494	8,537	(11,485)	27,139
Less: Net income (loss) attributable to noncontrolling interest	479		(8,894)
Net income (loss) attributable to biote Corp. stockholders	15		(2,591)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	10	—	(14)
Other comprehensive income (loss)	(1)	10	—	(14)
Comprehensive income (loss)	$493	$8,547	$(11,485)	$27,125

Net income (loss) per common share
Basic	$0.00		$(0.34)
Diluted	$0.00		$(0.34)
Weighted average common shares outstanding
Basic	7,605,031		7,596,379
Diluted	7,605,031		7,596,379

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(2,735)	—	(2,735)	—	(2,735)
Net income	—	—	—	—	—	—	—	9,350	—	9,350	—	9,350
Other comprehensive income	—	—	—	—	—	—	—	—	6	6	—	6

Balance at March 31, 2022	982,800	—	—	—	—	—	—	10,780	(34)	10,746	—	10,746

Distributions	—	—	—	—	—	—	—	(6,840)	—	(6,840)	—	(6,840)
Net loss through May 26, 2022	—	—	—	—	—	—	—	(207)	—	(207)	—	(207)
Other comprehensive loss through May 26, 2022	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Share-based compensation	—	—	—	—	—	—	—	79,270	—	79,270	—	79,270
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Net loss after May 26, 2022	—	—	—	—	—	—	—	(2,606)	—	(2,606)	(18,516)	(21,122)

Balance at June 30, 2022 (As restated, see Note 21)	—	$—	7,574,271	$1	48,565,824	$5	$—	$(49,144)	$(5)	$(49,143)	$(22,169)	$(71,312)

Distributions	—	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Net income	—	—	—	—	—	—	—	15	—	15	479	494
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)	(3)	(4)
Share-based compensation	—	—	—	—	—	—	—	746	—	746	—	746
Vesting of RSUs	—	—	699,887	—	—	—	—	—	—	—	—	—
Issuance of shares under SEPA	—	—	65,000	—	—	—	—	264	—	264	—	264

Balance at September 30, 2022 (As restated, see Note 21)	—	$—	8,339,158	$1	48,565,824	$5	$—	$(48,119)	$(6)	$(48,119)	$(22,728)	$(70,847)
The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(As restated, see Note 21)
Operating Activities
Net income (loss)	$(11,485)	$27,139
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,644	987
Bad debt expense (recoveries)	(210)	165
Amortization of debt issuance costs	392	166
Provision for obsolete inventory	80	180
Non-cash lease expense	175	168
Non-cash sponsor share transfers	7,216	—
Non-cash fees under SEPA	108	—
Share-based compensation expense	80,016	—
Gain from change in fair value of warrant liability	(4,552)	—
Gain from change in fair value of earnout liability	(54,840)	—
Loss from extinguishment of debt	445	—
Deferred income taxes	(597)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,194)	(1,423)
Inventory	(646)	(5,298)
Other current assets	(3,999)	(1,295)
Accounts payable	4,476	1,926
Deferred revenue	344	(199)
Accrued expenses	(31,396)	1,303
Operating lease liabilities	(185)	(179)
Net cash (used in) provided by operating activities	(15,208)	23,640
Investing Activities
Purchases of property and equipment	(328)	(774)
Purchases of capitalized software	(1,199)	(1,986)
Net cash used in investing activities	(1,527)	(2,760)
Financing Activities
Proceeds from the Business Combination	12,282	—
Principal repayments on term loan	(2,813)	(3,750)
Borrowings on term loan	125,000	—
Extinguishment of Bank of America term loan	(36,250)	—
Debt issuance costs	(4,036)	—
Settlement of phantom equity rights	(7,250)	—
Distributions	(10,610)	(11,403)
Capitalized transaction costs	(8,341)	—
Proceeds from issuance of shares under SEPA	156	—
SEPA transaction costs	(702)	—
Net cash provided by (used in) financing activities	67,436	(15,153)
Effect of exchange rate changes on cash and cash equivalents	(6)	(12)
Net increase in cash and cash equivalents	50,695	5,715
Cash and cash equivalents at beginning of period	26,766	17,208
Cash and cash equivalents at end of period	$77,461	$22,923
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,488	$1,149
Cash paid for income taxes	111	163
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$122	$—
Non-cash SEPA transaction costs	$108	$—

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

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. The condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net income (loss) attributable to noncontrolling interest is included in net income (loss) in the condensed consolidated statements of income and comprehensive income.

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

Employee Retirement Plans—

Defined Contribution Retirement Plans

Effective January 1, 2021, the Company offers participation in the BioTE Medical, LLC (“BioTE Medical”) 401(k) Plan (the “401(k) Plan”), a defined contribution plan providing retirement benefits to eligible employees. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the IRS. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible employee compensation. Safe harbor contributions vest immediately for each participant.

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

The Company’s Warrant liability and Earnout liability are recorded at fair value on a recurring basis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,698	$—	$—	$2,698
Private Placement Warrants	—	—	1,981	1,981
Earnout liability	—	—	39,040	39,040

	Fair Value Measurements as of May 26, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$5,397	$—	$—	$5,397
Private Placement Warrants	—	—	3,834	3,834
Earnout liability	—	—	93,880	93,880

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

The following table presents the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value as of September 30, 2022 and the Closing Date, the date of initial measurement:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of May 26, 2022 (initial measurement)	$3,834	$93,880	$97,714
Gain from change in fair value	(1,853)	(54,840)	(56,693)
Fair value as of September 30, 2022	$1,981	$39,040	$41,021

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

17.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$15	$(2,591)
Denominator:
Weighted average shares outstanding (basic and diluted)	7,605,031	7,596,379
Net income (loss) per common share
Basic	$0.00	$(0.34)
Diluted	$0.00	$(0.34)

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Company was organized in an Up-C structure. Net income (loss) per common share information for the three and nine months ended September 30, 2022 has been presented on a prospective basis and reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for the period from the Closing Date through September 30, 2022. Net income (loss) per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net income (loss) per common share is not separately presented for Class V voting stock since it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related Holdings Units, have Exchange Rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
RSUs	2,905,015	2,905,015
Stock Options	4,250,173	4,250,173
Class V Voting Stock	48,565,824	48,565,824
Public Warrants	7,937,466	7,937,466
Private Placement Warrants	5,566,666	5,566,666
Earnout Voting Shares	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	80,812,644	80,812,644

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

21.
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company’s management identified errors in its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. The identified error related to the Company’s earnout valuation, resulting in an overstatement of its earnout liability and its gain (loss) from change in fair value of earnout liability.

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

In connection with these errors, the Company is restating the previously issued unaudited condensed consolidated financial statements, and related notes thereto, as of and for the three and nine months ended September 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q on November 14, 2022. The restatement does not impact the Company’s current or historically reported revenue, income (loss) from operations, cash or cash flows provided by (used in) operating, investing or financing activities.

The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 included in this Form 10-Q/A have been restated to correct the errors as follows:

	As of September 30, 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated
Earnout liability	$78,080	$(39,040)	$39,040
Total liabilities	219,465	(39,040)	180,425
Retained earnings (Accumulated deficit)	$(37,178)	$(10,941)	$(48,119)
biote Corp.’s stockholders’ equity (deficit)	(37,178)	(10,941)	(48,119)
Noncontrolling interest	(72,709)	49,981	(22,728)
Total stockholders’ equity (deficit)	(109,887)	39,040	(70,847)

	Three Months Ended September 30, 2022
Condensed Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Adjustments	As Restated
Gain (loss) from change in fair value of earnout liability	$(13,680)	$6,840	$(6,840)
Total other income (expense), net	(13,927)	6,840	(7,087)
Income (loss) before provision for income taxes	(6,112)	6,840	728
Net income (loss)	(6,346)	6,840	494
Less: Net income (loss) attributable to noncontrolling interest	6,890	(6,411)	479
Net income (loss) attributable to biote Corp. stockholders	(13,236)	13,251	15
Comprehensive income (loss)	$(6,347)	$6,840	$493

Net income (loss) per common share
Basic	$(1.74)	$1.74	$0.00
Diluted	$(1.74)	$1.74	$0.00

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Adjustments	As Restated
Gain (loss) from change in fair value of earnout liability	$109,670	$(54,830)	$54,840
Total other income (expense), net	111,322	(54,830)	56,492
Income (loss) before provision for income taxes	43,297	(54,830)	(11,533)
Net income (loss)	43,345	(54,830)	(11,485)
Less: Net income (loss) attributable to noncontrolling interest	(58,875)	49,981	(8,894)
Net income (loss) attributable to biote Corp. stockholders	102,220	(104,811)	(2,591)
Comprehensive income (loss)	$43,345	$(54,830)	$(11,485)

Net income (loss) per common share
Basic	$13.46	$(13.80)	$(0.34)
Diluted	$0.75	$(1.09)	$(0.34)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Net income (loss)	$43,345	$(54,830)	$(11,485)
Gain from change in fair value of earnout liability	$(109,670)	$54,830	$(54,840)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
Condensed Consolidated Statement of	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
Stockholders' Equity (Deficit)	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Business Combination: Reverse recapitalization on May 26, 2022 (As previously reported)	(982,800)	$—	7,574,271	$1	48,565,824	$5	$—	$(207,498)	$—	$(207,492)	$—	$—
Adjustments	—	—	—	—	—	—	—	93,870	—	93,870	—	93,870
Business Combination: Reverse recapitalization on May 26, 2022 (As restated)	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)

Net income (loss) after May 26, 2022 (As previously reported)	—	—	—	—	—	—	—	115,456	—	115,456	(74,908)	40,548
Adjustments	—	—	—	—	—	—	—	(118,062)	—	(118,062)	56,392	(61,670)
Net loss after May 26, 2022 (As restated)	—	—	—	—	—	—	—	(2,606)	—	(2,606)	(18,516)	(21,122)

Balance at June 30, 2022 (As previously reported)	—	—	7,574,271	1	48,565,824	5	—	(24,952)	(5)	(24,951)	(78,561)	—
Net impact of adjustments	—	—	—	—	—	—	—	(24,192)	—	(24,192)	56,392	32,200
Balance at June 30, 2022 (As restated)	—	$—	7,574,271	$1	48,565,824	$5	$—	$(49,144)	$(5)	$(49,143)	$(22,169)	$(71,312)

Net income (loss) (As previously reported)	—	—	—	—	—	—	—	(13,236)	—	(13,236)	6,890	(6,346)
Adjustments	—	—	—	—	—	—	—	13,251	—	13,251	(6,411)	6,840
Net income (As restated)	—	—	—	—	—	—	—	15	—	15	479	494

Balance at September 30, 2022 (As previously reported)	—	—	8,339,158	1	48,565,824	5	—	(37,178)	(6)	(37,178)	(72,709)	(109,887)
Net impact of adjustments	—	—	—	—	—	—	—	(10,941)	—	(10,941)	49,981	39,040
Balance at September 30, 2022 (As restated)	—	$—	8,339,158	$1	48,565,824	$5	$—	$(48,119)	$(6)	$(48,119)	$(22,728)	$(70,847)

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

Our revenue was $120.5 million and $101.9 million, our net (loss) income was ($11.5) million and $27.1 million, and our Adjusted EBITDA was $37.0 million and $30.8 million, for the nine months ended September 30, 2022 and 2021, respectively. Our revenue was approximately $42.0 million and $35.6 million, our net income was $0.5 million and $8.5 million, and our Adjusted EBITDA was $12.2 million and $10.3 million, for the three months ended September 30, 2022 and 2021, respectively.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The table and discussion below present our results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$41,574	$35,119	$6,455	18.4%
Service revenue	396	448	(52)	(11.6%)
Total revenue	41,970	35,567	6,403	18.0%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	12,750	11,600	1,150	9.9%
Cost of services	587	690	(103)	(14.9%)
Cost of revenue	13,337	12,290	1,047	8.5%
Commissions	209	566	(357)	(63.1%)
Marketing	997	1,417	(420)	(29.6%)
Selling, general and administrative	19,612	12,311	7,301	59.3%
Income from operations	7,815	8,983	(1,168)	(13.0%)
Other income (expense), net:
Interest expense	(1,756)	(384)	(1,372)	357.3%
Gain from change in fair value of warrant liability	1,153	—	1,153	0.0%
Loss from change in fair value of earnout liability	(6,840)	—	(6,840)	0.0%
Loss from extinguishment of debt	—	—	—	0.0%
Other income	356	5	351	*
Total other income (expense), net	(7,087)	(379)	(6,708)	*
Income (loss) before provision for income taxes	728	8,604	(7,876)	(91.5%)
Income tax expense (benefit)	234	67	167	249.3%
Net income (loss)	$494	$8,537	$(8,043)	(94.2%)

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

Loss from Change in Fair Value of Earnout Liability

The loss from the change in fair value of our earnout liability of $6.8 million was primarily a result of the increase in the closing price of our Class A common stock listed on Nasdaq to $4.28 per share on September 30, 2022 from $3.77 per share on June 30, 2022.

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

Comparison of the nine months ended September 30, 2022 and 2021

The table and discussion below present our results for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue
Product revenue	$119,121	$100,619	$18,502	18.4%
Service revenue	1,351	1,241	110	8.9%
Total revenue	120,472	101,860	18,612	18.3%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	37,391	33,496	3,895	11.6%
Cost of services	1,760	1,795	(35)	(1.9%)
Cost of revenue	39,151	35,291	3,860	10.9%
Commissions	788	1,607	(819)	(51.0%)
Marketing	3,352	3,225	127	3.9%
Selling, general and administrative	145,206	33,101	112,105	338.7%
Income (loss) from operations	(68,025)	28,636	(96,661)	(337.6%)
Other income (expense), net:
Interest expense	(2,909)	(1,301)	(1,608)	123.6%
Gain from change in fair value of warrant liability	4,552	—	4,552	0.0%
Gain from change in fair value of earnout liability	54,840	—	54,840	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	454	13	441	*
Total other income (expense), net	56,492	(1,288)	57,780	*
Income (loss) before provision for income taxes	(11,533)	27,348	(38,881)	(142.2%)
Income tax expense (benefit)	(48)	209	(257)	(123.0%)
Net income (loss)	$(11,485)	$27,139	$(38,624)	(142.3%)
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

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $93.9 million and subsequently remeasured the earnout liability to its fair value of $39.0 million as of September 30, 2022. The gain from the change in fair value of our earnout liability of $54.8 million was primarily a result of the decrease in the closing price of our Class A common stock listed on Nasdaq to $4.28 per share on September 30, 2022 from $9.02 per share on the Closing Date.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$494	$8,537	$(11,485)	$27,139
Interest expense	1,756	384	2,909	1,301
Income tax expense (benefit)	234	67	(48)	209
Depreciation and amortization	580	332	1,644	987
Loss from extinguishment of debt and other non-operating items	(356)	(5)	(9)	(13)
Share-based compensation expense	746	—	80,016	—
Transaction-related expenses	1,182	749	20,649	884
Litigation and other	1,915	222	2,725	338
Gain from change in fair value of warrant liability	(1,153)	—	(4,552)	—
(Gain) loss from change in fair value of earnout liability	6,840	—	(54,840)	—
Adjusted EBITDA	$12,238	$10,286	$37,009	$30,845

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

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report on Form 10-Q/A to the “Company,” “Biote,” “we,” “us, or “our” refer to the business of the Biote Companies prior to the consummation of the business combination and to biote Corp. and its subsidiaries following the Business Combination and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

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

Additionally, we offer our proprietary clinical decision support (“CDS”) software to practitioners to provide information from published literature and clinical guidelines to assist practitioners in providing precise, patient-specific treatment options at various intervals through a patient’s therapy. The FDA has recently issued a non-binding final CDS guidance that significantly narrows what the agency considers non-device CDS. If the FDA determines that our CDS is a medical device under the FDCA, the FDA may determine that our algorithm requires premarket approval or clearance, and may determine that unless and until we obtain such premarket approval or clearance that we are distributing an unapproved medical device in violation of the FDCA. If we are found to have manufactured, distributed, sold, or labeled any medical devices in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

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

10.1

Employment agreement, effective July 15, 2022, by and between BioTE Medical, LLC and Samar Kamdar. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

10.2

Amendment to employment agreement, effective August 24, 2022, by and between BioTE Medical, LLC and Samar Kamdar. (Incorporated by Reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022)..

10.3

Transition agreement, effective August 31, 2022, by and between BioTE Medical, LLC and Robbin Gibbins. (Incorporated by Reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

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