Form 10-K
period 2022-12-31
biote Corp.
filed 2023-03-29
CIK 1819253

25.6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-40128

biote Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1791125
(State of incorporation)	(I.R.S. Employer Identification No.)
1875 W. Walnut Hill Ln #100 Irving, TX	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 604-1246

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	BTMD	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	BTMDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7.6 million, based on the closing price of the registrant’s common stock of $3.77 on June 30, 2022. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 15, 2023, the registrant had 19,707,997 shares of Class A common stock, $0.0001 par value per share, outstanding and 50,612,566 shares of Class V voting stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. These forward-looking statements relate to expectations for future financial performance, business strategies, or expectations for the Company’s business. These forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “hope,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “might,” “ongoing,” “potential,” “predict,” “would” or similar expressions.

These forward-looking statements are based on information available as of the date of this Annual Report, and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•
future exchange and interest rates; and
•
other risks and uncertainties indicated in this Annual Report, including those under “Risk Factors” herein, and other filings the Company has made, or will make, with the Securities and Exchange Commission (the “SEC”).

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
•
We may be subject to claims challenging our intellectual property.
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
•
Anti-takeover provisions contained in the second amended and restated certificate of incorporation (the “Charter”) and amended and restated bylaws (the “Bylaws”), as well as provisions of Delaware law, could impair a takeover attempt.
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
•
Securities of companies formed through a special purpose acquisition company (“SPAC”) business combinations such as ours may experience a material decline in price relative to the share price of the SPAC prior to the business combination
•
We may be subject to periodic claims and litigation, including the Donovitz Litigation (as defined herein), that could result in unexpected expenses and could ultimately be resolved against us.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to “Biote” refer to Biote and its subsidiaries prior to the consummation of the Business Combination (as defined herein), or the Company from and after the Business Combination in the present tense. Biote’s business and the industry in which Biote operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by Biote.

Overview

We operate a high-growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available HRT products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the 11 years ended December 31, 2022, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

By incorporating the Biote Method in their practices, we enable practitioners to participate in the large and growing hormone optimization space. Bioidentical hormone therapy, which is offered by Biote-certified practitioners, is one segment of the large HRT market. It is estimated that, as of 2020, the total U.S. market opportunity for HRT products, available in various forms, exceeds $7 billion and is expected to grow 7% annually through 2026. We believe our business opportunity in providing educational and practice management services is large and will similarly grow. Growth in this field is expected to be fueled by “aging” demographics and expanding consumer demand for medical information and treatment options to address hormonal imbalances.

Patient symptoms associated with menopause in women and andropause in men, such as hot flashes, night sweats, depressed mood, low libido, weight gain, and issues with concentration and focus, while negatively impacting quality of life, may also be associated with higher risks for chronic diseases attributable to declining hormone levels, including cardiovascular disease, osteoporosis and breast cancer. Approximately 13.8 million men over age 45 in the United States are affected by hypogonadism and only about 1.3 million (9%) of those affected undergo testosterone treatment. An average of 27 million women between the ages of 45 and 64, or 20% of the American workforce, experience menopause every year. Despite the prevalence of symptoms-84% of women report menopausal symptoms that interfere with their lives-only 58% have discussed menopause with a health provider, and only 28%, or approximately 13 million, undergo HRT (and of that 28%, only 31%, or approximately 4 million, undergo bioidentical HRT). By 2030, over 1.2 billion women, 14% of the global population, will be in menopause or post-menopause. Yet, despite the growing number of women experiencing menopause, they remain an underserved population.

One key driver of this unmet medical need is the lack of knowledge and experience of treating physicians. For many practitioners, the last time they received meaningful instruction on treating menopause and andropause was during medical school. Based on a 2018 article by Jennifer Wolff, entitled “What Doctors Don’t Know About Menopause,” among newer doctors surveyed in 2015, 80% of medical residents reported feeling “barely comfortable” discussing or treating menopause. While this knowledge gap applies to training, we believe it also applies to the understanding of treatment alternatives, access to new therapies, methods to drive efficiencies in a hormone optimization practice and finally, how to profitably treat this growing population.

To capitalize on this large and underserved market opportunity, we developed a highly differentiated practice-building platform to enable practitioners to treat the hormone imbalance symptoms experienced by their patients. The Biote Method has been designed specifically for practitioners who focus on treating perimenopause in women; post-menopause in women; and andropause/hypogonadism in men. It is constructed to bridge the existing gaps which exist in education and treatment options, while improving the efficiency of practitioners’ business operations and the hormone health of their aging patient base. Over the past 11 years, we have built our platform to provide highly differentiated education and training, practice support resources and inventory management tools that would be difficult for a practice to otherwise attain on their own.

We empower Biote-certified practitioners by requiring rigorous in-person training, testing and certification for all Biote-certified practitioners and office staff wishing to use the Biote Method in their practice. Our practitioner instructors are among the nation’s most experienced clinical experts in hormonal therapy, including multiple modalities of HRT such as creams, gels, patches, pills, injections and compounded bioidentical hormone pellets. We teach clinicians how to identify early indicators of hormone-related aging conditions, and we believe we are the top practitioner educators by virtue of our experience over 11 years, with over 3 million hormone optimization procedures performed by Biote-certified practitioners to date, including approximately 300,000 active patients.

We offer training centrally and regionally to provide consistent and ongoing technical education. On an ongoing basis, we provide access to around-the-clock clinical and technical support for Biote-certified practitioners.

To offer a turnkey platform, we leverage the data Biote-certified practitioners collect using our BioTracker software for regulatory and record management to seamlessly assess a simple procedure-based revenue model that encompasses fees for the education, training, re-training, comprehensive administrative services and support and pass-through cost of pellets that practitioners may choose to provide as part of the Biote Method. We believe our revenue model represents an objective method to assess fees across the varying size and sophistication of our Biote-certified practitioners and clinics beginning with the first day of training and continuing throughout the treatment of each practitioner’s patient. Additionally, this revenue model provides our Biote-certified practitioners with consistency and predictability, notwithstanding the variability in services required to support their practices during any given period. Our revenue model also offers efficiency and transparency for inventory management, as each procedure is electronically recorded through our technology platform without requiring additional workflow.

The Biote Method’s proprietary clinical decision support (“CDS”) assists physicians in establishing individualized dosing for patients. Our BioTracker software and business tools allow practitioners to efficiently manage the record management, product acquisition, inventory logistics and the business end of a robust hormone optimization practice. We provide Biote-partnered clinics access to FDA-registered outsourcing facilities that can supply a wide array of hormone optimization products for Biote-certified practitioner patients. We provide information to Biote-certified practitioners regarding how to integrate with our BioTracker software. Our BioTracker software allows Biote-certified practitioners to manage orders and maintain accurate inventory records to keep their regulatory and business systems up to date.

Beyond the breadth and depth of our commercial and operational platform, the Biote name has achieved strong brand recognition among practitioners and patients in the communities we serve, as illustrated by QY Research’s market research publication entitled “South & North America Hormone Replacement Therapy Market Insights and Forecast to 2026.” Practitioners undertaking the Biote Method can be confident that our exclusive training and practice building tools will prepare them to provide excellent and differentiated care to patients. This has led to high practitioner satisfaction and above 90% retention rate among Biote-certified practitioners. We are contracted with and provide comprehensive support to over 6,400 practitioners that have adopted the Biote Method in their practices. Leveraging our brand strength, we offer marketing assistance, including office signage and patient education materials, to every Biote-certified practitioner within our network.

We believe by virtue of their participation in our robust training and practice certification, Biote-certified practitioners are well informed on all aspects of hormone optimization. We believe our brand advantage with both practitioners and patients is a key element of our commercial growth strategy, and an asset that we intend to leverage to expand our business.

Complementing the Biote Method is our expanding line of private-labeled dietary supplements to address hormone, vitamin, and physiological deficiencies that regularly manifest in an aging population. This business segment appeals to practitioners’ patient demographic and enables patients the opportunity to receive practitioner-recommended Biote-branded dietary supplements to support healthy aging. By leveraging our existing Biote-certified practitioner base to sell and distribute our Biote-branded dietary supplements, we believe we have created an efficient and complementary business.

We also designed the Biote Method to permit beneficial practice economics for our Biote-partnered clinics. Our educational training and practice management platform helps enable Biote-partnered clinics to execute this all-cash model with minimal reimbursement risk. This contrasts to consistently decreasing reimbursement rates for most other treatments and therapies offered by physician offices.

We have a track record of consistently achieving accelerated and highly profitable growth. Our four-year revenue CAGR from 2016-2020 was 22%. Our revenue was $165.0 million and $139.4 million for the years ended December 31, 2022 and 2021, respectively. Net income was $1.3 million and $32.6 million for the years ended December 31, 2022 and 2021, respectively.

The Clinical Need to Treat Hormone Imbalance

Biote-certified practitioners primarily focus their treatments on women experiencing symptoms due to hormonal imbalance before, during, and after menopause, and men experiencing symptoms of hypogonadism and male sex hormone deficiency. According to a 2015 study entitled “Use of Compounded Hormone Therapy in the United States: Report of The North American Menopause Society Survey,” by Margery L.S. Gass, Cynthia A. Stuenkel, Wulf H. Utian, Andrea LaCroix, James H. Liu and Jan L. Shifren, it is estimated that as many as 200 million Americans are affected by hormonal imbalance and approximately 80% are untreated, according to a 2014 study entitled “Systematic Literature Review of the Epidemiology of Nongenetic Forms of Hypogonadism in Adult Males” by Victoria Zarotsky, et al. The corresponding treatment market for hormone replacement therapies is large and diverse, both in terms of the number of products, the number of suppliers, the type of administration and regulatory requirements for producing and distributing these products. Bioidentical optimization, which provides hormone supplementation that can be administered to patients just two or three times per year, is a highly differentiated segment of this market. Biote-certified practitioners perform about 80% of their hormone optimization procedures on female patients and approximately 20% of such procedures on male patients. As the U.S. population continues to age, we believe the number of patients seeking relief from the symptoms of hormone imbalance will continue to grow.)

Menopausal Symptoms Segment (Female)

Approximately 40-50 million women in the U.S. will experience hot flashes, a symptom of menopause, according to a study entitled “Psychosocial and Socioeconomic Burden of Vasomotor Symptoms in Menopause: A Comprehensive Review” by Wulf H. Utian. Based on a study entitled “Change in Follicle- Stimulating and Estradiol Across the Menopausal Transition: Effect of Age at the Final Menstrual Period” by John F. Randolph, et al., Women experience a 67% reduction in estradiol between their mid-40s and mid-50s. Testosterone, a prevalent sex hormone in the female body also starts decreasing early, and by age 40, a woman has lost half of her testosterone production. Based on a 2018 article by Shelly Emling, entitled “Menopause Symptoms Can Last Decades,” this decline in hormone production and the resulting imbalance between estrogen and testosterone levels results in menopause symptoms that can continue for 10 years or more. According to a 1984 study, entitled “The Effects of Subcutaneous Hormone Implants During Climacteric” by Linda Cardozo, et al., these menopause symptoms include, but are not limited to:

• Hot flashes • Night sweats / excessive sweating • Sleep disturbance • Irritability / anxiety • Depressed mood • Brain fog	• Low libido • Vaginal dryness • Fatigue / exhaustion • Joint / muscle ache • Weight gain • Decrease in bone density

Beyond immediate symptoms, medical evidence exists linking untreated hormone imbalance with more serious health risks. A substantial collection of studies and analyses reported in the medical literature further illustrates the association between HRT and a deceased risk of heart disease, breast cancer, osteoporosis, and neurodegenerative diseases. For example, Dr. Rebecca L. Glaser, a prominent breast cancer surgeon, studied the incidence of breast cancer during 10 years of treating menopausal women with testosterone. In a study entitled “Incidence of Invasive Breast Cancer in Women Treated with Testosterone Implants: A Prospective 10-year Cohort Study,” she concluded that testosterone was demonstrated to be associated with a 39% reduction in the incidence of invasive breast cancer compared to the age-matched SEER expected incidence. Additionally, a study entitled “Efficacy of Pharmacological Therapies for the Prevention of Fractures in Postmenopausal Women: A Network Meta-Analysis” by Patricia Barrionuevo, et al. published a systemic analysis of pharmacological therapies for prevention of fractures in postmenopausal women and concluded that estrogen with progesterone produces reductions in hip fractures, non-vertebral fractures and vertebral fractures.

Menopause treatment options involving hormones are most frequently comprised of estrogen, testosterone and/or progesterone. Hormones are available in a broad range of formulations administered as oral tablets, injectable, gels, creams, pellet implants and vaginal devices.

Oral Estrogen +/- Progesterone formulations-Routinely prescribed as estrogen tablets or estrogen plus progesterone tablets (depending on uterus status), parenteral and oral dosage forms are the most widely prescribed HRT products. Practitioners can choose to prescribe from a number of oral estrogens, with the most popular being estradiol, estrone, estropipate and conjugated estrogens.

Testosterone Therapy-The use of testosterone for the treatment of female menopause symptoms has been well established for more than 70 years, as evidenced by a 1949 study entitled “Indications for Hormonal Pellets in the Therapy of Endocrine and Gynecic Disorders” by Robert B. Greenblatt & Susan R. Roland. Despite this scientific and clinical evidence, there is no FDA-approved testosterone therapy for use in females. Practitioners desiring to use testosterone for their female patients need to choose between prescribing off-label use of testosterone products approved exclusively for male use, or testosterone products custom-formulated and compounded by pharmacies for use in female patients which is consistent with the Biote Method.

The lack of testosterone products approved for women contrasts with the extensive peer-reviewed literature that consists of studies showing that testosterone levels drop in women with age, particularly in menopause, and that testosterone supplementation improves sexual health and addresses symptoms associated with menopause.

The Cochrane Review analysis of trials addressing therapy targeting hypoactive female sexual desire disorder, and two meta-analyses published by Chiara Achilli, et al. and Rakibul M Islam, et al., entitled “Efficacy and Safety of Transdermal Testosterone in Postmenopausal Women with Hypoactive Sexual Desire Disorder: A Systematic Review and Meta-analysis” and “Safety and Efficacy of Testosterone for Women: A Systematic Review and Meta-analysis of Randomised Controlled Trial Data,” respectively, all concluded that testosterone therapy produces statistically significant improvement in multiple measures relating to menopausal women’s sexual heath. In addition, preliminary studies, including “Mechanisms of Testosterone Deficiency-related Endothelial Dysfunction” by Alexios S. Antonopoulos & Charalambos Antoniades, “Testosterone Therapy and Cardiovascular Risk: Advances and Controversies” by Abraham Morgentaler, et al. and “Breast Cancer Incidence Reduction in Women Treated with Subcutaneous Testosterone: Testosterone Therapy and Breast Cancer Incidence Study” by Dr. Gary S. Donovitz & Mandy Cotton, report marked improvements in other menopausal symptoms and potential beneficial effects on cardiovascular risk, breast cancer risk, bone growth, depressed mood, and exhaustion.

Hypogonadism & Sex Hormone Segment (Male)

Male hypogonadism is a deficiency in testosterone. It is characterized by serum testosterone levels of less than 300 ng/dL in combination with at least one clinical sign or symptom, according to a 2010 study by Peeyush Kumar, et al., entitled “Male hypogonadism: Symptoms and Treatment.” In the period through their 20s, male testosterone levels are approximately 700 ng/dL or higher (in a range of 600-1300 ng/dL) as presented in a study entitled “Reference Ranges for Testosterone in Men Generated Using Liquid Chromatography Tandem Mass Spectrometry in a Community-Based Sample of Healthy Nonobese Young Men in the Framingham Heart Study and Applied to Three Geographically Distinct Cohorts” by Shalender Bhasin, et al. In men, testosterone levels decline 1-1.5% per year after age thirty, according to “Age, disease, and changing sex hormone levels in middle-aged men: results of the Massachusetts Male Aging Study” by Anna Gray, Henry A Feldman, John B. McKinlay and Christopher Longcope. Multiple studies on hypogonadism, including “Age Trends in the Level of Serum Testosterone and Other Hormones in Middle-Aged Men: Longitudinal Results from the Massachusetts Male Aging Study” by Henry A. Feldman, et al. and “Prevalence of Hypogonadism in Males Aged at Least 45 years: The HIM Study” by Thomas Mulligan, et al., estimate the prevalence of low testosterone (total testosterone less than 300 ng/dL) is as high as 38.7% in males over 45. Not every male experiences testosterone decline at the same rate or to the same level, but over time, all males experience testosterone level decrease. Men experience a 44% average reduction in testosterone between ages 30 and 74, according to the Cleveland Clinic. Testosterone deficiency is a clinical syndrome that relates to a man’s symptoms and physical signs, not necessarily to the specific level detected in a blood test. There are many men suffering from testosterone deficiency who may not have laboratory values less than 300 ng/dL. The primary signs of low testosterone include:

• Decrease in libido • Memory, focus and concentration issues • Sarcopeia or muscle loss	• Decrease bone mineral density • Erectile Dysfunction (ED)

A 2019 study entitled “Testosterone Therapy in Men with Hypogonadism Prevents Progression from Prediabetes to Type 2 Diabetes: Eight-year Data from a Registry Study” published by Aksam Yassin, et al. supports the use of testosterone as a treatment for diabetes in hypogonadal men.

Hormone Imbalance: The Treatment Challenge

Hormone imbalance symptoms experienced by aging men and women can be highly bothersome, and negatively impact quality of life. Current demographics indicate the number of adults experiencing menopause and andropause symptoms is large and expanding. Under the best of circumstances, the surge in people requiring medical care might overwhelm available resources. Adding to this situation, significant gaps exist that exacerbate the treatment challenge:

•
Practitioner education in the diagnosis and treatment of menopause and andropause symptoms is frequently dated, leaving them unprepared on how to best manage these patients with optimal and contemporary therapies.
•
While extensive peer-reviewed literature extolling the benefits of testosterone therapy exists, FDA-approved medications exist for males only.
•
There is low awareness among both medical and public audiences of alternative hormone optimization therapies.
•
Given pressing workloads and declining reimbursements, physicians have little practical incentives to invest their time and resources (or that of their staff) in exploring new treatment modalities.

Taken together, we believe these factors have resulted in a medical system often ill-prepared to treat menopause and andropause and patients, particularly women, needlessly suffering its symptoms. We believe that the Biote Method is well designed to help partnered clinics overcome these challenges.

What We Offer

Biote Business Model/Solution

We have developed a comprehensive platform for Biote-certified practitioners to establish and operate a personalized hormone optimization program in their practices. Biote-certified practitioners seek to optimize imbalances in their patients’ hormone, vitamin, and mineral levels and may prescribe bioidentical hormone therapies and/or recommend dietary supplements to accomplish this end.

We believe our competitive advantage lies in the breadth and completeness of our offering, which supports practices in pursuing excellence in all facets of patient care. We provide partnered clinics with up-to-date scientific education delivered by highly experienced practitioner instructors. Our training content is based on a scientifically rigorous approach and is continually updated. We further provide Biote-certified practitioners with the clinical mentorship, practice support resources, inventory management tools and marketing capability necessary to operate an efficient hormone optimization practice. Biote-certified practitioners can access FDA-registered outsourcing facilities that can supply hormone optimization therapies should practitioners determine such treatment is appropriate for their patients. Further, our practice management software allows Biote-certified practitioners to efficiently order, track and manage hormone optimization product inventory, and meet other administrative requirements. Our BioTracker software is integrated with the outsourcing facilities’ own software to facilitate ordering and inventory control.

Biote-certified practitioners who are trained in the Biote Method may prescribe bioidentical compounded hormone pellets prepared by independent third-party compounding pharmacies, known as outsourcing facilities, which are governed by Section 503B of the FDCA. Section 503B includes requirements regarding registration and reporting, use of bulk drug substances in compounding, a prohibition on compounding copies of FDA-approved drugs and wholesaling, and certain requirements for labeling, among others. Entities registering as outsourcing facilities are subject to current good manufacturing practices (“cGMP”) requirements and regular FDA inspections, among other requirements.

Drugs compounded by outsourcing facilities in compliance with Section 503B are exempt from the new drug approval requirements of the FDCA and certain labeling requirements of the FDCA. This means that FDA does not review or verify the safety or effectiveness of compounded products distributed or dispensed by outsourcing facilities; rather Section 503B of the FDCA establishes standards for manufacturing processes and controls applicable to outsourcing facilities as a means to ensure drug quality. Section 503B outsourcing facilities are subject to FDA inspection and are inspected by FDA on a risk-based schedule.

Biote contracts with operators of certain FDA-registered 503B outsourcing facilities, namely AnazaoHealth Corporation, or AnazaoHealth, Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s, and F.H. Investments, Inc. d/b/a Asteria Health. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities for the compounded testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. It is Biote’s understanding that these 503B outsourcing facilities make these compounded drugs from bulk substances that comport with FDA’s final guidance on its interim policy on bulk substances. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. While Biote generates revenue by charging the Biote-partnered clinics procedure-based fees associated with the Biote-provided end-to-end platform for running an efficient practice that includes tracking compounded products ordered from 503B outsourcing facilities, as well as other services, Biote does not receive compensation for the sale of bioidentical pellets from these 503B outsourcing facilities to Biote-certified practitioners. For more information about compounding facilities, please see the section entitled “Regulation of Compounded Drug Products.”

Our Biote-branded dietary supplements are a natural extension of our practice-building business and represent approximately 20% of our annual revenues. We sell dietary supplements that may support hormone, vitamin and physiological balances in an aging population. Our Biote-branded dietary supplements provide Biote-certified practitioners with an opportunity to further balance other important aspects of a patient’s profile and simultaneously increase practice revenue. Biote-partnered clinics directly purchase Biote-branded dietary supplements from us, and our third-party logistics (“3PL” suppliers fill and ship directly to the ordering practice. The Biote-partnered clinic then sets their own pricing in compliance with our applicable policies and sells Biote-branded dietary supplements directly to patients. We have leveraged out existing commercial infrastructure and relationships with Biote-certified practitioners to build our Biote-branded dietary supplement business. As a result, as of December 2022, approximately 93% of Biote-branded dietary supplements were sold through Biote-certified practitioners. Approximately 77% of our partnered clinics offer Biote-branded dietary supplements, for an average supplement volume per practice of approximately $11,500 as of 2022.

Hormone Therapy

The Biote Method is purpose built to enable Biote-certified practitioners to treat hormone imbalance using bioidentical estrogen and testosterone products as necessary. The term bioidentical refers to hormone formulations that match the hormones of the human body. Estradiol (the most active estrogen), progesterone and testosterone can be produced as bioidentical formulations.

Estradiol is FDA approved and commercially available under several different brand names. Examples include Vivelle Dot (patch), Estrogel, Elestrin, Evamist, Vagifem, Estring and FemRing.

Testosterone can be formulated for use by both women and men. However, FDA-approved testosterone products exist exclusively for males. Testopel is an example.

Progesterone is FDA approved, and available commercially as a capsule of micronized progesterone in peanut (or olive) oil. Progesterone is also available in patch and cream formulations. Prometrium is an example.

Hormones that are not bioidentical are commonly known as synthetic hormone formulations. Examples of synthetic hormones include conjugated equine estrogens, oral contraceptive pills, medroxyprogesterone (Provera) and methyltestosterone.

The Biote Method is focused on promoting the use of bioidentical hormones to provide optimized clinical results using bioidentical estrogen, progesterone and testosterone rather than synthetic, chemically-modified versions of the hormone. The Biote Method encourages practitioners to begin each patient treatment with comprehensive lab testing, which includes checking testosterone, thyroid and vitamin levels. Patients complete symptom questionnaires to enable practitioners to appropriately gauge symptom scores. These questionnaires and lab results are evaluated by the practitioner, along with patient data such as age, weight, medical history and desired outcomes. The Biote software then can assist Biote-certified practitioners in developing patient-specific treatment options.

Biote-certified practitioners utilize a wide variety of hormone therapies. In addition to bioidentical hormone pellets, practitioners may also choose to administer hormone therapy to their patients via topical methods (creams, gels, patches), oral methods (sublingual tablets, pills) or injections, depending on the practitioners’ medical assessment of their patients’ clinical needs. Creams, lotions and patches are prescribed on a per patient basis and obtained from pharmacies. If the physician chooses to utilize pellets, they generally administer the pellets that they obtain from 503B outsourcing facilities through “in office” procedures.

In a 2014 study published in the Journal of Sexual Medicine, pellet therapy was chosen by 17% of 382 male patients when presented with the choice of the following methods of hormone therapy: gels, injections and implantable subcutaneous pellets. Further, according to a 2013 study published in the same journal, of 113 men who underwent subcutaneous testosterone pellet therapy, 52.2% had switched to pellet therapy from topical gel therapy and 35.4% had switched from injection therapy.

The Biote Difference

Biote training and certification program—For many practitioners, medical school was the last time they received instruction in menopause, andropause and hormone deficiency. In fact, according to a 2018 article, in a survey of more than 1,000 medical professionals, only 57% reported being “up-to-date” on information regarding HRT for menopause symptoms. Effectively managing hormone levels is an involved, complex and highly data-intensive process. We believe that contemporary medical training is a critical element of our platform and seek to bridge any gap in a practitioner’s experience and clinical education. To become a Biote-certified practitioner, we carefully vet healthcare providers to ensure they possess the necessary commitment, patient population and office staff needed to build a successful hormone optimization practice.

Prospective practitioners and their staff attend a two-day Biote Method training program. The training includes didactic lectures designed to educate practitioners on the latest science of HRT. The training program also includes in-clinic training during which practitioners gain experience performing hormone replacement procedures in a supervised setting. We also understand the importance of staff interaction in any patient experience and require each prospective Biote-partnered clinic’s office staff to attend training regarding the best practices for maintaining a hormone therapy practice. We believe that this comprehensive training program, as well as continuing education and mentoring, is critical to the successful establishment of new Biote-certified practitioners.

In addition to completing training, Biote-certified practitioners must:

•
Be in good standing with their respective state professional licensing board;
•
Successfully pass a post-training certification exam / requirements;
•
Utilize our BioTracker platform to comply with the U.S. Drug Enforcement Administration’s (the “DEA”) inventory control regulations for all scheduled drugs; and
•
Use our proprietary technology, including training materials, therapy instruction and training videos to facilitate optimal therapy and patient outcomes.

Biote training facilities & faculty—We operate one national and five regional training facilities for Biote-certified practitioners, healthcare providers and medical staff. The 10-person practitioner clinical faculty and 15 medical advisors provide on-site and virtual educational programs, seminars, training, refresher courses in hormone optimization, vitamin and Biote-branded dietary supplement guidance, and other topics. As of December 2022, over 6,400 providers in more than 3,600 clinics nationwide have successfully completed our rigorous curriculum and clinical training program. Upon completion, each Biote-certified practitioner is teamed with an experienced Biote-certified practitioner who is committed to providing mentorship and guidance, including with respect to regulatory compliance, education and new research updates.

Biote BioTracker system—We require Biote-partnered clinics to keep patient and inventory records, which was accomplished historically with manually-completed paper copies. To help our practitioners automate this process, we offer as part of our platform the BioTracker system, which provides inventory management services to enable Biote-partnered clinics to comply with federal (DEA) and applicable state regulations for the hormones that Biote-certified practitioners may order from 503B outsourcing facilities. Our BioTracker software is integrated with the outsourcing facilities’ software to facilitate ordering and inventory control. As each Biote-partnered clinic stores and dispenses these hormones, this software performs the critical function of monitoring and tracking the necessary detail regarding the administration of controlled substances. BioTracker also provides robust data analytics which allows the practitioner to effectively manage their processes and internal records. We also leverage this data to electronically transmit to us the number of hormone optimization pellet insertion procedures performed, affording us the most direct way to seamlessly assess a fair, transparent and consistent fee for our Biote Method, including the education, training, re-training and comprehensive services and support.

Biote Clinical Decision Support software—The CDS is part of our offerings available to Biote-certified practitioners. The CDS programs assist practitioners in identifying potential patient-specific treatment options and provides these practitioners with access to publications and guidelines that serve as independently verifiable bases for treatment recommendations. The practitioner enters a patient’s clinical markers into the program, and an algorithm based on the published literature with clinical data and clinical guidelines suggests potential individualized treatment option for the practitioner’s evaluation and consideration. While Biote-certified practitioners may consider the treatment options identified by the CDS, responsibility for treatment decisions remains solely with the practitioners in the exercise of their independent medical judgment.

Biote-branded Dietary Supplements—Our expanding Biote-branded dietary supplements business sells dietary supplements that may support hormone, vitamin and physiological balances in an aging population. We introduced our line of Biote-branded dietary supplements in 2013 with two specific dietary supplement products, DIM SGS+ and ADK 5. The line has since grown to include 19 dietary supplements, priced between $20.25 and $99. We offer wholesale sales directly to over 2,200 Biote-certified practitioners through our own eCommerce site, efficiently leveraging the core Biote provider platform. Practitioners then re-sell to their patients through online stores or in-clinic. As of December 2022, 77% of Biote-partnered clinics also offer our Biote-branded dietary supplement products. Biote-branded dietary supplement sales accounted for approximately 19.5% of our revenue in both 2022 and 2021.

In 2021, we launched a direct-to-patient eCommerce platform whereby practitioners can invite their patients to buy Biote-branded dietary supplement products online via their own online store. Enhancements to the direct-to-patient platform included a subscription service that launched in early 2022 for added convenience to patients, and to help drive reoccurring revenue for both us and Biote-partnered clinics. Our team plans to continue researching new formulations, product expansion opportunities and architecting an innovation pipeline that will offer solutions and revenue expansion for our practitioners and for Biote.

We believe that as awareness of our Biote brand name associated with our supplements continues to increase, so too will the incidence of our Biote-branded dietary supplements being sold in online stores. In the broader global dietary supplement market, by 2025, it is estimated that approximately 26% of sales will be generated through online markets, mirroring trends across global retail trade. We are preparing for this shift with the introduction of an online direct-to-patient store in conjunction with expanding our digital marketing outreach.

Our Competitive Strengths

We believe we are a leader in the practice-building market focused on the hormone optimization space as evidenced by our size as compared to competitors. We have designed the Biote Method to offer practitioners an end-to-end platform to enable them to successfully establish and grow a profitable hormone therapy practice.

Proprietary end-to-end hormone optimization platform—The Biote Method provides a comprehensive solution that quickly enables new clinics to effectively start and run an efficient bioidentical HRT practice. Our two-day mandatory, practitioner-paid training program educates the practitioner on clinical and back-office aspects of treating patients. Biote’s CDS identifies treatment options while customized practice management and data software enable efficient workflow and inventory and vendor management. By virtue of the breadth and quality of the systems and services provided by the Biote Method, we believe our platform is differentiated within our industry and represents a competitive advantage.

Accretive practice economics—Our relationship with Biote-certified practitioners delivers positive practice economics. As of July 2021, Biote-partnered clinics generated average profits of approximately $100,000 per year from the hormone optimization space. In an environment of expanding patient needs due to an aging population and declining reimbursement for patient care related costs, extending quality of care while providing a profitable revenue stream are compelling contributors to practitioners joining the Biote network.

Size compared to competition and brand awareness among practitioners—With more than 3,600 clinics, 6,400 Biote-certified practitioners and 3 million procedures performed to date, and over 400,000 active patients, we believe we are approximately 11 times larger than our nearest competitor. We believe that our patient education materials reinforce the commitment by our Biote-certified practitioners to be medically and technically well-prepared to effectively address patients’ symptoms by providing individualized treatment to help patients “achieve their best self”. We believe that Biote-certified practitioners identify with the Biote brand because we provide a reliable education and business platform and enable them to build a profitable practice area.

Complementary product lines augment growth—In addition to our practice building business, our growth opportunities are also driven by our Biote-branded dietary supplement products. These Biote-branded dietary supplements support consumer health with differentiated formulations. Biote-branded dietary supplements are contract manufactured to approved specifications by a select group of experienced supplement manufacturers. These supplements are primarily sold by Biote-certified practitioners as well as on a direct-to-consumer basis, extending their consumer appeal beyond the HRT patient base.

Proven leadership team with expansive industry experience—We have a highly experienced leadership team comprised of senior corporate leaders from within global healthcare and consumer markets. Our team has demonstrated skill in scaling our business model to-date. We believe we possess the skills and knowledge to complete our national expansion and capitalize on the growing category awareness.

Practitioner Growth, Sales, Brand and Marketing

Clinic and Practitioner Growth

As of December 2022, we contract with over 6,400 Biote-certified practitioners in approximately 3,600 partnered clinics, and many Biote-certified practitioners are also patients. In 2022, we contracted with 740 new partnered clinics, bringing the total number of partnered clinics to 3,600. The 740 new partnered clinics account for 27% of our 2022 revenue growth. Since we started in 2012, our commercial footprint has expanded to 10 core states, which, as of December 2022, generated 64% of our revenue:

• Alabama • Arkansas • Colorado • Florida • Georgia	• Louisiana • Mississippi • New Mexico • Oklahoma • Texas

We employ targeted methodologies that consider practice demographics and practitioner prescribing history to identify the best potential practitioners within each area of medical specialty and geography. We also utilize these analytics in determining optimal geographies for new sales territories. Although there are approximately 1.2 million total providers in the United States, we target practitioners who are already prescribing alternative HRT patient care-related and having conversations with patients about hormone-related symptoms that impact patient health and wellbeing. This target set includes practitioners in OB/GYN, family and general practice, urology, and internal medicine. In our experience, patients most often seek out practitioners within these distinct specialties when experiencing menopause or andropause symptoms. In 2019, there were approximately 260,000 practitioners in the United States within our targeted specialties. Of this group, we currently target the top three deciles from the relevant specialties, which represents approximately 78,000 practitioners. Practitioners in these four specialties have appropriate patient demographics and have proven they can be developed into capable hormone optimization practices. Our own business experience confirms that more than half of our revenue in 2021 was generated from two provider specialties: family and general practice and OB/GYN.

We believe medical practitioners choose our company for three primary reasons: 1) our intensive, onsite and virtual education and training, and ongoing mentorship, is unique and highly valued; 2) our proprietary, end-to-end business platform enables efficient practice start-up and management; and 3) through the Biote cash pay model, the average Biote-partnered clinic generates meaningful incremental, comparatively high margin profit to their legacy profitability. Our all-cash, minimal reimbursement model is cost-effective for patients across income levels while delivering strong profits to our partnered clinics. As of 2019, 50% of Biote-certified practitioners’ patients had an annual household income of less than $100,000. We believe this demonstrates the affordability of the procedures and their accessibility to patients of varying income levels, and the scale of the addressable consumer market.

We derive the majority of our revenue through service fees that encompass the comprehensive platform and wraparound support we provide our Biote-partnered clinics. These service fees are realized when Biote-certified practitioners perform HRT procedures utilizing pellets dispensed in office. During the year ended December 31, 2022, these service fees generated approximately 80% of our revenue.

This procedure-based revenue model provides our Biote-certified practitioners with consistency and predictability and is not dependent on the volume of bioidentical hormone pellets ordered by practitioners or the number of patients that may visit a clinic. Although there is a correlation between our revenue model and the hormone optimization procedure involving the use of bioidentical hormone pellets, the fees that we charge our Biote-partnered clinics are designed to cover the wide array of education, training, re-training, comprehensive administrative services and support and pass-through cost of pellets that practitioners may prescribe as part of the Biote Method.

Sales

Our company began in Texas in 2012 and, since that time, has expanded into the geographically adjacent states. As of December 2022, we have an over 120-person sales force, structured to attract new Biote-certified practitioners while simultaneously supporting the productivity within existing partnered clinics. As of December 2022, the regional sales team consists of 97 liaisons and practice development managers (“PDMs”) and are led locally by a regional manager. Liaisons are charged with identifying non-Biote-certified practitioners and educating them on value in attending the comprehensive two-day training program to become a Biote-certified practitioner. The role of the PDM is to act as a resource and facilitate the practice management of the Biote Method in both new and existing partnered clinics.

Throughout the initial years of our rapid growth, high practitioner and patient satisfaction made referrals from satisfied practitioners and patients one of our most important marketing tools. Many patients of Biote-certified practitioners or Biote-partnered clinics share their experiences with friends, family, and other practitioners. Biote-certified practitioners often report the positive clinical results and powerful patient descriptions of their hormone optimization experience.

Brand

The Biote brand has been cultivated over 11 years to reinforce a “science-based, patient focused” approach to our practice building model. We believe that the quality of our platform, our size and scale differential, combined with strong brand placement throughout point-of-care delivery has enabled us to establish Biote as a highly recognized brand in the hormone optimization space. By the end of 2022, more than 3 million patient procedures had been performed by Biote-certified practitioners. We believe the patient experiences generated through the Biote Method are both strong and unique in our competitive environment.

For practitioners, we believe that those who choose to engage with Biote understand that we offer them a practice-building platform that is highly refined and delivers the critical elements necessary to build a successful hormone optimization practice. Each facet of the Biote Method’s end-to-end platform reinforces our commitment to developing practitioner excellence. Biote-certified practitioners thus understand the value of operating their practice under the Biote brand and are highly loyal.

For patients visiting a Biote-certified practitioner, our brand represents an opportunity for them to be the “best version of themselves”. Patients can be confident that their Biote-certified practitioner will have a keen, informed focus on their unique symptoms and provide top notch medical care accordingly. Patients see the Biote logo and imagery at every step along the way, from the practitioner’s website to the decal on the door.

We believe that the acceptance and strength of the Biote brand has enabled us to successfully launch and build our companion Biote-branded dietary supplement line. Practitioners frequently prescribe supplements as adjunct to hormone therapy. As of December 2022, approximately 77% of Biote-partnered clinics also sell Biote-branded dietary supplement products. As patients trust the recommendations of their practitioner, our Biote-branded dietary supplements are likewise trusted and purchased. As a company, we benefit from this continued brand leverage.

Marketing

Clinic / Practitioner Marketing

Our primary objective in marketing to healthcare providers is to inform them of the value in becoming a Biote-certified practitioner. We accomplish this through referrals from existing Biote-certified practitioners to their healthcare provider relationships, a dedicated sales force, and through digital and traditional marketing channels. We target specific healthcare providers based on their specialty, prescribing data, demographic information and location match with our existing geographic footprint and targeted new geographic markets.

In 2019, there were 260,000 practitioners in the United States within our targeted specialties: family and general practice (108,000); obstetricians and gynecologists (39,000); internal medicine (104,000); and urologists (9,000). These are the specialties that patients typically initially contact when experiencing the symptoms associated with menopause and andropause. As a result, these practitioners are actively searching for a therapeutic solution to the health challenges faced by their existing patients. Currently, approximately 70% of our customer base is comprised of OB/GYN, family and general practice, urology and internal medicine practices. We believe this target mix accurately reflects our potential by specialty, and we expect similar trends moving forward. As such, our practitioner-focused marketing efforts are directed accordingly.

Lead generation through sales force efforts remains our highest priority channel. To that end, we plan to meaningfully expand the number of sales representatives calling on practitioners within targeted specialties in both current and new geographies. From a central marketing perspective, we have carefully built comprehensive omnichannel expertise and leverage evidence- based content to drive differentiated Biote branding. All tactical execution of marketing and promotion is handled internally. We have invested significantly in building our digital marketing capabilities, we are utilizing this extensive capability to generate practitioner leads and have established media capabilities across all digital channels. We believe the scale and breadth of our marketing capabilities to be a significant competitive advantage that will be very difficult to duplicate.

Consumer Marketing

Consumer outreach is a growing portion of our marketing. We believe that the Biote brand is highly differentiated and leverageable across key consumer channels. We direct consumers that are actively seeking care to Biote-certified practitioners via the “Find A Provider” feature on our company website. Through our growing digital outreach capabilities, we connect with consumers seeking general information to Biote-certified practitioners for more information. This not only builds incremental patient starts, but also extends strong practitioner loyalty to our company.

Our Corporate Growth Strategy

U.S. Geographic Expansion

Since our initial founding in Texas, we have demonstrated a strong ability to scale. During the year ended December 31, 2022, we conducted over 64% of our business in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Informed by both data and our past success, we are confident in our ability to further expand our U.S. geographic footprint. For example, in 2022, we grew the size of our sales force by approximately 50% to over 120 customer-facing representatives. In 2023, we plan to expand our field sales and support staff to add liaisons in critical locations, add new geographies and expand our training capacity to meet the increased rate of new Biote-partnered clinics. In order to efficiently identify new growth opportunities, we use demographic and practitioner-level data such as identifying prescription patterns and prescription purchasing data to assist in understanding the needs of new practices.

International Scale-up

The market for private-label dietary supplement products, and the training and support requirements for practitioners outside of the United States is well-established and growing. According to the Mater Data Forecast’s “Global Hormone Replacement Therapy Market Size, Share, Trends, COVID-19 Impact & Growth Analysis Report-Segmented By Type, Route of Administration & Region-Industry Forecast (2022 to 2027),” as of April 2021, 57% of the current global market for hormone products exists outside of North America. We believe there is a significant potential opportunity for our practice building platform in a core group of Latin American countries, in Europe and potentially in Asia, which some market analysts project to be the fastest growing market globally. We believe market acceptance is well established in these geographies and targeted population demographics are favorable. We believe this will allow our streamlined tools and education to find a market in these regions.

We believe that international expansion may require a different access model, such as a license model, which may require the utilization of one or more local distributors with established practitioner relationships. We are in the process of evaluating international expansion on a market-by-market basis with the intention to determine the most appropriate go-to-market strategy and to enter select international market entries in 2023.

Country/Territory	Total Population (2019)	Population Over 65	Historical or Projected Biote Market Entrance(1)
United States	328.3 million	54.8 million	2012
Puerto Rico	3.2 million	0.7 million	2016
Mexico	127.6 million	9.8 million	2018
Canada	37.6 million	6.9 million	2018
Dominican Republic	10.7 million	0.8 million	2022
Brazil	211.0 million	20.4 million	2024E
Columbia	50.3 million	4.6 million	2024E
Argentina	44.9 million	5.2 million	2024E

(1) As of March 2023.

We recognize the challenges and potential risk associated with simultaneously expanding in multiple geographies. As such, our U.S. growth strategy is the most strategically and financially vital. Ensuring that the US plan is on-track and moving toward success will be our primary focus prior to launching international expansion.

Our current presence outside of the continental United States is in Puerto Rico, Mexico, and the Dominican Republic where we enjoy a fast growing but still nascent business.

Clinical Research Support

The clinical research program supports our education programs through systematic literature reviews and analysis of patient therapy effects in clinical practice. By leveraging existing literature and existing data, we will strengthen our educational programs.

In 2021, we published a nine-year retrospective breast cancer study in the European Journal of Breast Health. This study demonstrated testosterone is breast protective. Testosterone and/or testosterone/estradiol delivered subcutaneously significantly reduced the incidence of breast cancer. Additionally, in 2021, we published a safety review of seven years of adverse events data regarding the use of subcutaneous hormone therapy. This study showed an overall complication rate of less than 1%.

In 2022, we made significant strides in understanding hormone replacement therapy for women, specifically testosterone therapy, as highlighted in a comprehensive literature review published in the Journal of Personalized Medicine titled “A Personal Perspective on Testosterone Therapy in Women–What We Know in 2022.” This review clarified the lack of scientific evidence for the safety concerns surrounding testosterone therapy in women, paving the way for further research and potential FDA-approved therapies.

Moreover, a supportive commentary titled “Testosterone Therapy in Women: A Clinical Challenge” published in Obstetrics and Gynecology in 2022 reinforced the benefits of subcutaneously administered testosterone in appropriately selected women to treat menopausal symptoms. This commentary emphasized the need to overcome the negative narratives and focus on the potential positive impact of testosterone therapy for women's health.

This and other peer-reviewed medical literature has the strongest influence on defining the proper suggestions for clinical practice when focused on the data from controlled clinical trials.

In parallel, we are engaging with clinical practices to define how to access, analyze and publish their clinical findings. Over the past decade, the FDA and academic communities have targeted real-world evidence as critical to understanding the effects of therapy and process in clinical practice, a trend that we can utilize to teach Biote-certified practitioners about optimal use of hormone therapies.

New Product Development

We are committed to advancing healthcare through product improvement. We constantly evaluate the potential for advanced education and tools to support the hormone optimization market.

Our Biote-branded dietary supplement business has grown at a 22% CAGR between 2019 and 2022. In addition to generating continued growth through new patients added via our geographic expansion and through direct-to-consumer channels, we believe there is an important growth opportunity to expand the size of our Biote-branded dietary supplement portfolio through new product launches and increased education of Biote-certified practitioners on these products.

Strategic Acquisitions and Product Offerings

We have historically reinvested our revenue to fund our geographic expansion. Over the next three years, we plan to accelerate that expansion to grow our practice-building business in the hormone optimization market.

We also believe that by becoming a public company, the resources and access to public markets will provide us with the financial leverage to become strategically acquisitive. We currently evaluate selective business development opportunities as they present themselves, while simultaneously strategizing on moves that we believe could benefit our model and our stockholders.

Employees

As of December 31, 2022, we had 186 employees, across 11 departments. This includes five employees on the executive team, 136 in sales and marketing, and seven in finance and operations. We believe our employee relations are good. None of our employees work under any collective bargaining agreements. All of our employment and consulting agreements include employees’ and consultants’ covenants with respect to confidentiality, noncompetition, nonsolicitation and assignment to us of intellectual property rights developed in the course of their employment with us. However, there can be no assurance that these agreements will be enforceable or that they will provide us with adequate protection.

We are committed to creating, nurturing and sustaining an inclusive culture where differences drive innovative solutions to meet the needs of our practitioners and partnered clinics, their patients, and our employees. We believe that having varied perspectives helps generate better ideas to solve the complex healthcare problems of a changing-and increasingly diverse-world. A diverse, equitable and inclusive workforce is a critical focus of the Company.

Organizationally, we are progressing our diversity recruiting and advancement goals by:

•
Targeting diverse job boards that market to diverse candidate pools
•
Targeting networking/user groups that are diverse in nature
•
Developing an employer brand that conveys our diversity, equality and inclusion commitment and initiatives
•
Creating and continually improving company policies that appeal to diverse candidates
•
Offering future talent acquisition recruiters the opportunity to attend and complete a thorough diversity certification course
•
Nurturing a respectful and encouraging workplace
•
Providing professional development assessments and opportunities to support skill and career growth

These initiatives represent the next steps in our diversity, equity and inclusion commitments. With time and consistent focus, we are building a truly inclusive and equitable workplace.

Supply Chain for Dietary Supplements and Pellet Insertion Kits

Our supply chain management enables precise planning of near-term and long-term business growth because we have full visibility into the production and distribution of resources that influence capacity planning. We sell 18 custom-branded dietary supplements, manufactured to exacting specifications by six U.S.-based suppliers. Currently, no one supplier manufactures more than seven products within our portfolio. We have chosen and continually evaluate our dietary supplement suppliers based on multiple factors including: 1) reputation and experience in the dietary supplement space; 2) expertise they bring to a specific product category; 3) ability to consistently execute all aspects of the manufacturing and packaging process to Biote quality standards; 4) on-time order fulfillment; and 5) cost.

We strive for supplier consistency within our supply chain. However, we do not hesitate to change or add new suppliers when there is potential to either improve our dietary supplement product offerings or gain operational leverage through better cost position and/or supplier service levels. We aim to maintain rigid quality control standards, ensuring the products and services of every dietary supplement and ingredient supplier and vendor meet or exceed our expectations. While all dietary supplement products are currently single source manufactured, we have identified potential back-up suppliers for contingency situations, should they arise. While no single dietary supplement product is sufficiently large enough to justify dual source of supply, we regularly evaluate this decision from a risk management perspective and will add second source dietary supplement suppliers when appropriate.

Our Biote-branded dietary supplement inventory and shipping are executed by a 3PL partner. Our current structure is with B2B as our 3PL ships Biote-branded dietary supplements directly to Biote-certified practitioners, who in turn, sell directly to patients. As our business scales, we envision that our dietary supplement distribution mix will also evolve. We expect to add more Biote-certified practitioners and that a growing percentage of our dietary supplement sales will be direct-to-consumer. We anticipate this will result in fulfillment shifting to a much greater volume of more frequent, smaller orders—directly to patients. While these shifts will occur over time, we are currently planning for the necessary changes to our 3PL structure, including adding one or more shipping locations, to successfully manage this expansion.

We also offer for sale to practitioners two sterile pellet insertion kits for use with hormone optimization therapies, one for male patients and one for female patients. These kits largely contain commercially available products, including disposable supplies (gloves, antiseptic, gauze, disposable trocar, etc.) assembled in a sterile package. The products contained in the kits are sourced, assembled, and supplied by a third-party with whom we have an agreement. Sales of these products are modest as most clinics currently choose to assemble these parts in-house.

Administering hormone therapy via subcutaneous placement of hormone pellets is a procedure performed by health care providers in the office. Once the patient’s individualized dose is established, a local anesthetic is applied to the upper buttock or flank. A small incision (about 3-4mm in length) is made and the pellets (about the size of a grain of rice) are inserted into the subcutaneous fat using a-trocar insertion device. Upon placement of the pellets and removal of the trocar insertion device, wound closure tape is placed over the incision. A protective dressing is then placed over the wound closure tape. Experienced practitioners typically complete the pellet insertion process in four to seven minutes, depending on the number of pellets inserted.

Biote-certified practitioners utilize a wide variety of hormone therapies. In addition to bioidentical hormone pellets, practitioners may also choose to administer hormone therapy to their patients via topical methods (creams, gels, patches), oral methods (sublingual tablets, pills), or injections depending on the practitioners’ medical assessment of their patients’ clinical needs.

In a 2014 study published in the Journal of Sexual Medicine, pellet therapy was chosen by 17% of 382 male patients when presented with the choice of the following methods of hormone therapy: gels, injections, and implantable subcutaneous pellets. Further, according to a 2013 study published in the same journal, of 113 men who underwent a subcutaneous testosterone pellets therapy, 52.5% had switched to subcutaneous pellet therapy from topical gel therapy and 35.4% had switched from injection therapy.

We manage and monitor our supply chain, in part, via a Sales and Operations Planning Process (“S&OP”). This has a goal of continually iterating a capital-efficient supply chain that underpins practitioners’ confidence in providing care for their patients. This process collects inputs from the following as part of our direct responsibility for planning and sourcing:

•
Feedback from dietary supplement suppliers we talk to regularly regarding inventory availability and fulfillment performance
•
Sales and finance teams that monitor sales volumes, and develop product pricing structures
•
Marketing teams that monitor sales and inventory metrics, developing promotional events to optimize revenue and inventory investment
•
New dietary supplement product development teams that create new offerings to bring to market, based on industry trends and customer needs

These and other inputs are reconciled monthly as part of the S&OP process to ensure that expected market demand, product forecasts, orders and dietary supplement production delivery are tightly aligned across all involved functions, including sales, marketing, finance and operations. This process helps ensure that product inventories are managed to appropriate levels, simultaneously enabling targeted customer service levels and optimized inventory costs.

Our Biote-branded dietary supplement supply chain has remained highly stable over the past two years. As a preventative measure due to global supply chain disruptions, we increased our safety stock (minimum required inventory on hand) from three weeks to four weeks. For the foreseeable future, we will continue to monitor the marketplace and assess potential dietary supplement supply chain changes and alter our strategy accordingly.

Intellectual Property

We develop and continue to refine our CDS and proprietary formulations for our Biote-branded dietary supplements. We believe the completeness of our offerings represents a sustainable competitive advantage and is but one contributing factor to our high rate of practice retention. While their existence is not a trade secret, their details, as well as the investment and practice experience required by a competitor to reproduce them represents a barrier of entry in that respect.

Patents

As of December 31, 2022, we owned three issued U.S. design patents related to trocars. The first filed of these three patents, D773,664, is subject to a 14-year term and will expire on December 6, 2030. The remaining two patents, D791,322 and D800,307, are subject to a 15-year term and will expire on July 4, 2032, and October 17, 2032, respectively. We pursued these patents to protect the unique design qualities of the trocars recommended for use in our education and training. However, we are no longer using our design patents as specifications for trocar manufacturing, opting instead to purchase and market trocar convenience kits that include commercially available and sourced disposable trocars.

Trademarks

As of December 31, 2022, our trademark portfolio comprises 24 trademark registrations or active trademark applications worldwide. Such portfolio includes nine U.S. trademark registrations, 11 non-U.S. trademark registrations, three pending non-U.S. trademark applications and one pending U.S. trademark applications.

Trade Secrets

In addition to our reliance on trademark protection for our brand and tradename, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. New employee hires, as well as vendors and consultants, are required to sign contractual agreements to protect our confidential information from disclosure. We take various physical security and cybersecurity measures, including having policies in place to prevent data breaches and help prevent our confidential information from being transferred to unsecured systems.

Competition

Although we have competitors, we believe that no current competitor has the strength and size of our practice-building business within the hormone optimization space. We believe our company is significantly larger than our next competitors in a highly fragmented space. The below chart details our principal competitors’ offerings compared to Biote (based on publicly available information):

Company Name	Biote	Evexipel	Sottopelle	BodyLogicMD	Pellecome	HTCA	Pro-pell
Number of Practice’s Locations	3,600	300	150	45	100	120	150
Geographic Area	North America	U.S.	U.S. South America	28 States	Most U.S. States	Most U.S. States	29 States
Services Provided	BHRT Education, Training, and Inventory Management	Pellet Therapy Education	Pellet Therapy Education	BHRT Modalities and Wellness Program Franchise	Pellet Training, Pellet Insertion Devices	Pellet Therapy Education	Pellet Training, Compounding Pharmacy Items
Products Sold	Training Classes, Dietary Supplements & Convenience	Training Classes, Dietary Supplements & Convenience Kits	Training Classes & Pellets	Memberships to Provider offices	Training Classes, Dietary Supplements & Convenience Kits	Training Classes	Training, Pellets, Supplements

The dietary supplement space is a large, fragmented and highly competitive industry, with few barriers to entry for both branded dietary supplements sold through practitioners as well as direct to consumer online and through conventional retailers and department stores. For instance, of our competitors listed above, Evexipel, Pellecome, and Pro-Pell maintain their own branded dietary supplements that they sell through affiliated practitioners and Sottopelle, BodyLogicMD and HTCA sell their branded dietary supplements direct to consumers online. Further, an internet search for providers of DIM, a popular dietary supplement, illustrates more than 20 other accessible brands, including Nature’s Way and The Vitamin Shoppe, available online and sold through conventional retailers and department stores such as The Vitamin Shoppe, Walmart, and Target.

Despite the significant availability of dietary supplements, the contents of different brands vary substantially leaving to the consumers to ensure that their purchase matches their physiologic needs. In contrast to other competitors, our Biote-branded dietary supplements are primarily sold and recommended by Biote-certified practitioners. As of December 2022, approximately 77% of Biote-partnered clinics also sell Biote-branded dietary supplement products. We believe consumers primarily choose our Biote-branded dietary supplements as they are recommended by their practitioner.

Government Regulations/Healthcare Laws

Government Regulation

Our business is the development and instruction in the Biote Method to practitioners who then become certified in the Biote Method. We offer training courses in our Biote Method and access to a network of other providers who have been trained in the Biote Method. The Biote Method involves educating and training medical providers in the analysis of patient hormone wellness. The Biote-certified practitioner will use both our proprietary user platform and his or her own independent medical judgment to assess patient wellness and make recommendations to improve wellness. This assessment may result in the Biote-certified practitioner’s prescription for drugs, including compounded bioidentical hormones and/or recommendation of dietary supplements.

The healthcare industry in the United States is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to vendors, medical providers, outsourcing facilities and traditional compounding pharmacies. While our management believes that we are in substantial compliance with all of the existing laws and regulations applicable to us as stated below, such laws and regulations are subject to rapid change and often are uncertain and inconsistent in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and results of operations.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Regulation of Dietary Supplements

Biote-certified practitioners who are trained in the Biote Method may recommend dietary supplements. We are a private-labeler of dietary supplements.

Under the FDCA, “dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. The FDCA and its amendments, such as the Food Safety Modernization Act and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”), provide the FDA with the authority to regulate dietary supplements and the dietary ingredients in the supplement products and ensure that they comply with the requirements for identity, purity, quality, strength, and composition. The FDA has the authority to regulate the entire lifecycle of a dietary supplement product, and regulates the formulation, development, manufacture, packaging, labeling, holding, promotion, sale, and distribution of dietary supplements. Under the FDCA, introduction into interstate commerce of misbranded, adulterated, or otherwise unlawful FDA-regulated products is prohibited. Violations such as non-compliance with the FDA labeling requirements, false or misleading statements on a product’s labeling, or non-compliant nutrient declarations can render a product misbranded. In addition, violations such as inclusion of prohibited or dangerous ingredients, production in facilities that do not comply with the current good manufacturing processes (“cGMP”) requirements, or production under insanitary conditions can render a product adulterated.

In addition, a dietary supplement product can become adulterated if it includes a new dietary ingredient and the product does not comply with the requirements for new dietary ingredients. A new dietary ingredient is a dietary ingredient that was not marketed in the United States before October 15, 1994. Under the DSHEA, manufacturers and distributors of dietary supplements containing new dietary ingredients must submit a new dietary ingredient notification, unless the ingredient has been present in the food supply as an article used for food in a form in which the food has not been chemically altered. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” that establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. There can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. In addition, there is no definitive list of dietary ingredients that are exempt from the new dietary ingredient notification requirement. There is no guarantee that the FDA will agree with us that all of our dietary ingredients comply with this requirement.

In determining whether a product should be regulated as a dietary supplement, the FDA reviews the objective intent of a product’s manufacturer and/or distributor, as evidenced by the manufacturer and/or distributor’s expressed or implied labeling claims, advertising matter, and oral and written statements, to determine the product’s classification. The FDA may classify a product as a drug, food, or supplement depending on the objective intent. For example, claims to cure diseases can render a product a drug that is subject to FDA’s drug requirements, such as the requirement to submit to the FDA a new drug application prior to marketing the product. However, certain “health claims,” which are claims that have been reviewed and approved by the FDA associating a nutrient with risk-reduction, but not treatment, of a disease or health-related condition may be included on dietary supplement product’s labeling. In addition, “statements of nutritional support,” including so-called “structure/function claims,” can be included in labeling without the FDA’s review of the statement. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not claim that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA. A company that uses a statement of nutritional support in labeling must possess evidence–at the time that the statement is made–substantiating that the statement is truthful and not misleading. Such statements must be submitted to the FDA no later than thirty days after first marketing the product with the certification that the company possesses the necessary evidence and must be accompanied by an FDA-mandated label disclaimer tied to the statement, indicating that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There is no assurance, however, that the FDA will agree with our positions on these matters, and it may interpret a claim as an unauthorized health claim, in which case we may not be able to use the claim for our products, and we may be subject to enforcement actions stemming from the claims that render a dietary supplement misbranded or cause a product to become an unapproved new drug under the FDCA.

As authorized by the FDCA, the FDA has adopted and implemented cGMPs, specifically for dietary supplements. These cGMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements and the components of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record with all dietary ingredients verified by identity testing before use; that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented; and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality-control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The cGMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of finished dietary supplements. In addition, cGMPs require a company to make and keep written records of every product complaint that is related to cGMPs. The regulations directly affect all who manufacture the dietary supplements that we sell and our distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the cGMP regulations. If deemed adulterated, a dietary supplement may not be lawfully distributed and may have to be recalled from the market. It is possible that the FDA will find one or more of the process controls for our products to be inadequate and may require corrective action, may render any one or more of the dietary supplements we sell unlawful for sale, or may result in a judicial order that may impair our ability to market and sell dietary supplements.

The FDA also requires product labels to include phone numbers or addresses for reporting of adverse events, and requires serious adverse event reporting for all supplements. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” While all adverse event complaints received must be recorded in accordance with the cGMPs discussed above, only serious adverse events must be reported to the FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States, the company must submit a “serious adverse event report” on MedWatch Form 3500A. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the cGMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of 6 years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

Under the FDCA, the FDA also has the authority to inspect facilities that manufacture, process, pack, hold, or otherwise further the introduction of dietary supplement products into interstate commerce. The FDA typically reviews the facilities and the products that are manufactured, processed, packed, or held in those facilities for compliance with the requirements under the FDCA and its implementing regulations. If the FDA finds non-compliance during the inspection, the FDA may issue a Form 483 Notice of Inspectional Observations that lists and explains the deficiencies that the FDA identified during the inspection. Facilities then must implement corrective actions and provide responses to the FDA; if the FDA finds the corrective actions and responses to be satisfactory, the FDA will close out the inspection. Non-compliance with any of the FDA requirements under the FDCA can result in enforcement actions, including civil and criminal penalties. The FDA may send warning letters, untitled letters, or it-has-come-to-our-attention letters, make public announcements about illegal products, require mandatory or recommend voluntary recalls, or it may place the violative company and its products on the Import Alert, thereby stopping all applicable incoming shipments. For more serious or repeat violations, the FDA may seek more drastic remedies such as seizures, disgorgement, or injunctions. Criminal violations can result in fines or incarceration. Enforcement actions from the FDA can severely interfere with a company’s ability to conduct its business and can also negatively impact the company’s ability to operate in the future.

The FTC requires advertising for any product, including dietary supplements, to be truthful, not misleading, and properly substantiated. For advertisements relating to dietary supplements, the FDA typically requires a substantiation standard of competent and reliable scientific evidence for all express and implied claims. The FTC has promulgated policies and guidance that apply to advertising for food and dietary supplements. Advertisers must possess adequate substantiation for the product claims before disseminating advertisements. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers, telemarketing, continuity plans, and “free” offers. The FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in warning letters, consent decrees and the payment of civil penalties and/or restitution by the companies involved. Should the FTC determine that our claims are false or misleading or unsubstantiated, we could be subject to FTC enforcement action.

Our business is also subject to regulation under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements. For example, under Proposition 65 in the State of California, there is a list of substances that are deemed to pose a risk of carcinogenicity or birth defects at or above certain levels. If any such ingredient exceeds the permissible levels in a dietary supplement, cosmetic, or drug, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth-defect risk. Private actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines. In addition, there are state consumer protection statutes that allow consumers to bring lawsuits against marketers of FDA-regulated products. For example, California has a law called the “Consumers Legal Remedies Act” (Cal. Civ. Code § 1750 et seq.) that allows private parties to assert a class action claim for false or deceptive advertising. It is typically asserted in combination with claims for false advertising and unfair competition under the California Business and Professions Code. California law firms specializing in this type of consumer class action claims have recently been targeting dietary supplement and OTC homeopathic drug makers and sellers of products sold in California, claiming injury based on the products’ failure to deliver results as claimed in product labeling and promotion. Many other states, such as New York and Illinois, have similar laws and we may become the subject of lawsuits filed under such laws, which tend to be plaintiff-friendly.

Congress continues to enact new laws or amend the existing laws that are applicable to some of our business. From time to time in the future, we may become subject to additional laws or regulations administered by the FDA; the FTC; or by other federal, state, or local regulatory authorities; to the repeal of laws or regulations, or to more stringent interpretations of current laws or regulations. We are not able to predict the nature of such future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, if and when it occurs, would have on our business in the future. Such developments could, however, require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel or other new requirements. Any such developments could have a material adverse effect on our business. There can be no assurance that, if more stringent statutes are enacted for dietary supplements, or if more stringent regulations are promulgated, we will be able to comply with such statutes or regulations or that compliance won’t first require us to incur substantial expense.

Regulation of Compounded Drug Products

Section 503B Outsourcing Facilities

Biote-certified practitioners who are trained in the Biote Method may prescribe bioidentical compounded hormone pellets prepared by independent third-party compounding pharmacies, known as outsourcing facilities. Outsourcing facilities must be registered with the FDA under Section 503B of the FDCA. Outsourcing facilities are primarily regulated by Section 503B, however, outsourcing facilities may also be subject to state statutes and regulations governing the practice of pharmacy, and the Controlled Substances Act (the “CSA”) and corresponding state-controlled substance regulations, as applicable.

Food, Drug & Cosmetic Act. Under Section 503B of the FDCA, outsourcing facilities are permitted to compound large quantities of drug formulations pursuant to a practitioner’s order, and to distribute drug formulations without a patient-specific prescription for office administration or for the purpose of dispensing. Section 503B includes requirements regarding registration and reporting, use of bulk drug substances, a prohibition on wholesaling and compounding copies of FDA-approved drugs, and certain requirements for labeling, among others. Entities registering as outsourcing facilities are subject to cGMP requirements and regular FDA inspections, among other requirements. FDA has issued a series of draft and final guidance which further explain FDA’s positions on the requirements of certain portions of Section 503B.

Drugs compounded by outsourcing facilities in compliance with Section 503B are exempt from the new drug approval requirements of the FDCA and certain labeling requirements. This means that FDA does not verify the safety or effectiveness of compounded products distributed by outsourcing facilities; rather Section 503B of the FDCA establishes standards for manufacturing processes and controls to ensure drug quality applicable to outsourcing facilities. Drugs compounded by outsourcing facilities also lack an FDA finding of manufacturing quality before such drugs are marketed. Section 503B outsourcing facilities are subject to FDA inspection and are inspected by FDA on a risk-based schedule. Non-compliance with FDA requirements can result in FDA enforcement actions. FDA may send warning letters or untitled letters; make public announcements about illegal products; request recalls; or it may place the violative company and its products on Import Alert, thereby stopping all applicable incoming shipments. For more serious or repeat violations, FDA may seek more drastic remedies such as seizures, disgorgement, injunctions, or prosecution.

State Regulation. Outsourcing facilities are primarily regulated by the FDCA, however, certain states impose state licensing requirements on outsourcing facilities and may, where applicable, require that such facilities comply with applicable state statutes and regulations governing the preparation of drug products. Depending on the state, outsourcing facilities may be subject to further inspection by state regulatory authorities.

Controlled Substance Act. The CSA regulates the manufacture, importation, possession, use, and distribution of certain substances. These controlled substances are categorized into one of five schedules, and their placement is based upon the substance’s medical use, potential for abuse, and safety or dependence liability. Controlled substances are subject to extensive regulation by the

DEA, as well as state and local regulatory agencies, regarding procurement, manufacture, storage, shipment, sale, and use. These regulations add additional complications and costs to the storage, use, sale and distribution of such products. All pharmacies, including outsourcing facilities, that handle controlled substances must register with DEA and ensure compliance with the CSA as it relates to the controlled substances in the pharmacy’s possession. All pharmacies, including outsourcing facilities, that are registered with DEA are subject to inspection by DEA. Failure to comply with the CSA may result in civil and criminal liabilities.

Regulation of Medical Devices

In the United States, FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices are subject to extensive regulation by the FDA under the FDCA and its implementing regulations, and other federal and state statutes and regulations. The laws and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product packaging and labeling, product storage, advertising and promotion, product distribution, recalls and field actions, servicing and post-market clinical surveillance. A number of U.S. states also impose licensing and compliance regimes on companies that manufacture or distribute prescription devices into or within the state.

Trocar Convenience Kits

The FDA classifies medical devices into three classes based on risk. The level of regulatory control increases from Class I (lowest risk), to Class II (moderate risk), to Class III (highest risk). Marketing of most Class II and III medical devices within the United States must be preceded either by (a) pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA or (b) the granting of pre-market approval (“PMA”). Both 510(k) notifications and PMA applications must be submitted to the FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Most Class II devices are subject to the requirement to submit a 510(k) notification and receive a clearance for marketing. Manufacturers of all classes of devices must comply with the FDA’s Quality System Regulation (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices can be exempted by regulation from the requirement of compliance with substantially all of the QSR.

FDA regulations for medical devices include requirements to (a) register medical devices establishments and (b) list marketed medical devices in the FDA medical device database. We are registered with FDA for our facility as a repackager/relabeler and a specification developer and our Class I disposable and reusable trocars which are included in convenience kits for sale to our customers are listed on FDA’s device database. We currently market only disposable trocar convenience kits. The convenience kits include commercially available and sourced disposable trocar with obdurator and tip protector; a sterile tray; sterile, latex free, CSR wrap; a medicine cup; latex free gloves, a Syringe and needles; alcohol prep pad; chlorhexidine gluconate and isopropyl alcohol skin antiseptic swab stick; compound benzoin tincture vial; a fenestrated drape; gauze dressings; a plastic forceps; a scalpel, tape strips, and transparent dressing. These convenience kits are assembled by Medline Industries, LP, with the components, including the trocars, being manufactured by various other component suppliers.

A “convenience kit” is defined in 21 CFR 801.3 as “two or more different medical devices packaged together for the convenience of the user.” FDA interprets this to mean a convenience kit is a device that contains two or more different medical devices packaged together and intended to remain packaged together and not to be replaced, substituted, repackaged, sterilized, or otherwise processed or modified before being used by an end user.

Most medical devices, including the devices within a convenience kit, must undergo pre-market review by and receive clearance, authorization, or approval from the FDA prior to commercialization, unless the device is of a type exempted from such review by statute, regulation, or an FDA exercise of enforcement discretion. However, if a convenience kit falls under enforcement discretion such that it is not required to obtain a premarket clearance, the convenience kit must not modify the intended use(s) of the individual kit components. If the labeling of the kit suggests an intended use for components that differs from the approved uses, the FDA may require premarket review.

Under FDA’s Convenience Kits Interim Regulatory Guidance, FDA exercises enforcement discretion and thereby does not require premarket clearance for convenience kits, as it is FDA’s current thinking that such clearance may not be necessary to ensure protection of the public health. Accordingly, unless and until there is formal rulemaking on this issue, FDA intends to exercise its enforcement discretion, i.e. not require 510(k) clearance, for convenience kits if they are consistent with the “Types of Convenience Kits” list. To qualify for the enforcement discretion guidance and not be required to obtain premarket clearance, these kits must consist of components that do not alter the intended use of the individual kit components; only contain components that are legally marketed preamendments devices, exempt from premarket notification, or have been found to be substantially equivalent through premarket notification process; and where the assembler/manufacturer is able to reasonably conclude that any further processing of the kit and its components does not significantly affect the safety or effectiveness of any of its components.

State Oversight of Convenience Kits

The distribution of convenience kits is also regulated by certain states, some of which impose state licensure requirements as a resident or nonresident distributor. That is, even if a facility does not handle the physical distribution of the convenience kit, the facility could still be required to obtain a state distributor license if the facility causes the convenience kit to be distributed or furthers the marketing of the convenience kit. We cause the convenience kits to be distributed and further the marketing of the same, therefore, we hold a resident device distributor license with the Texas Department of State Health Services. We also cause the distribution of convenience kits into several other states, some of which require Biote, as a nonresident facility, to hold a nonresident device distributor license. Accordingly, we also hold all applicable and required nonresident distributor licenses.

Clinical Decision Support Software

As stated above, our proprietary CDS provides Biote-certified practitioners with information from published literature and clinical guidelines to assist practitioners in evaluating patient-specific treatment options.

FDA has become increasingly active in addressing the regulation of computer software functions intended for use in healthcare settings. FDA has the authority to regulate a software function as a medical device if it falls within the definition of a “device” under the FDCA. However, FDA has exercised enforcement discretion for software said to be “low risk.”

The 21st Century Cures Act clarified FDA’s authority to regulate software functions as medical devices by amending the definition of “device” in the FDCA to exclude certain software functions, including clinical decision support software that meet certain criteria. In December 2017, FDA issued a draft guidance document describing FDA’s proposed interpretation of the exemption under the 21st Century Cures Act for CDS software. FDA issued a revised draft of this CDS software guidance document in September 2019. Under the 21st Century Cures Act and FDA CDS guidance, certain software functions are excluded from FDA’s definition of “device” when they meet all the following criteria:

1.
not intended to acquire, process, or analyze a medical image or a signal from an in vitro diagnostic device or a pattern or signal from a signal acquisition system;
2.
intended for the purpose of displaying, analyzing, or printing medical information about a patient or other medical information (such as peer-reviewed clinical studies and clinical practice guidelines);
3.
intended for the purpose of supporting or providing recommendations to a healthcare professional about prevention, diagnosis, or treatment of a disease or condition; and
4.
intended for the purpose of enabling such healthcare professional to independently review the basis for such recommendations that such software presents so that it is not the intent that such healthcare professional rely primarily on any of such recommendations to make a clinical diagnosis or treatment decision regarding an individual patient.

Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that FDA could finalize its guidance for CDS software in such a way that it excludes our software and technologies from the scope of the CDS software exclusion under the 21st Century Cures Act.

If the FDA determines that any of our current or future services, technologies or software applications, including our CDS software, are regulated by the FDA as medical devices, we would become subject to various statutes, regulations and policies enforced by the FDA and other governmental authorities, including both pre-market and post-market requirements, and we would need to bring the affected services, technologies, and/or software into compliance with such requirements.

Other Laws

Regulation of Advertising

The FTC regulates advertising pursuant to its authority to prevent “unfair or deceptive acts or practices in or affecting commerce” under the Federal Trade Commission Act (the “FTCA”). The FTC will find an advertisement to be deceptive if it contains a representation or omission of fact that is likely to mislead consumers acting reasonably under the circumstances, and the representation or omission is material and if the advertiser does not possess and rely upon a reasonable basis, such as competent and reliable evidence, substantiating the claim. The FTC may attack unfair or deceptive advertising practices through either an administrative adjudication or judicial enforcement action, including preliminary or permanent injunction. The FTC may also seek consumer redress from the advertiser in instances of dishonest or fraudulent conduct.

In addition, the FDA regulates the advertising of prescription drugs. Promotional materials for prescription compounded drugs may not be false or misleading. Failure to comply with FDA requirements can result in a prescription drug being deemed misbranded under the FDCA. This can result in administrative or judicial penalties, including civil penalties, injunctions, or in extreme instances, criminal prosecution.

Moreover, states have similar unfair and deceptive acts and practices statutes (sometimes called “little FTC Acts” or “UDAP” statutes). They vary, but often the state regulator can seek monetary relief along with an order of discontinuance. Under certain state UDAP laws, consumers can bring private claims against companies who disseminate false or deceptive advertising claims. Although those UDAP statutes often provide for statutory damages in the case of individual consumers, more often such cases take the form of class actions, which can lead to damages awards and awards of attorney’s fees.

Finally, federal and state laws also give causes of action to competitors to seek injunctive and monetary relief for false and misleading advertising statements. Any person who is or may be likely to be damaged by false or misleading advertising statements may bring an action in federal court pursuant to the Lanham Act, § 43(a). Proven damages may be trebled and attorney’s fees and costs may be awarded in appropriate cases. There are state analogs of this sort of unfair competition statute as well.

Corporate Practice of Medicine Laws; Fee Splitting

We contract with Biote-certified practitioners to provide them with access to our services. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of a healthcare profession by lay entities or persons that are intended to prevent unlicensed persons from interfering with or influencing a practitioner’s professional judgment, known as the corporate practice of medicine. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine prohibition of certain states, decisions and activities that may be performed by unlicensed individuals or entities and perceived as impacting the clinical decision-making of licensed professionals such as policy and procedure development, contracting, setting rates and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine. Similarly, certain compensation arrangements between licensed professionals and unlicensed individuals and entities can implicate state fee-splitting prohibitions, which prohibit providers from sharing a portion of their professional fees collected with third parties.

State corporate practice of medicine and fee-splitting laws and rules vary from state to state and are not always consistent across various healthcare professions within the same state. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to our business even if we do not have a physical presence in the state, based solely on our relationship with a practitioner licensed in the state. Thus, regulatory authorities or other parties, including Biote-certified practitioners, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with Biote-certified practitioners or their practice groups constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or Biote-certified practitioners, civil, criminal or administrative penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our Biote-certified practitioners that interfere with our business, and other materially adverse consequences.

Licenses and Accreditations

We, as well as the Biote-certified practitioners, may be subject to professional and private licensing, certification and accreditation requirements. These include, but are not limited to, requirements imposed by Medicare, Medicaid, state licensing authorities, voluntary accrediting organizations and third-party private payors. Receipt and renewal of such licenses, certifications and accreditations are often based on inspections, surveys, audits, investigations or other reviews, some of which may require affirmative compliance actions by us to ensure we are accurately representing our services that could be burdensome and expensive. The applicable standards may change in the future. There can be no assurance that we will be able to maintain all necessary licenses or certifications in good standing or that they will not be required to incur substantial costs in doing so. The failure to maintain all necessary licenses, certifications and accreditations in good standing, or the expenditure of substantial funds to maintain them, could have an adverse effect on our business.

U.S. State Healthcare Fraud and Abuse Laws

Many states, including certain states in which we conduct our business, prohibit any person from offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, for the referral of patients or other items or services to or with licensed healthcare providers, subject to limited exceptions. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, some apply only to state healthcare program payors, while other state laws apply regardless of payor, including funds paid out of pocket by a patient. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

The federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration to induce the referral of a patient or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for by federal healthcare programs, including Medicare or Medicaid. A violation does not require proof that a person had actual knowledge of the statute or specific intent to violate the statute, and court decisions under the Anti-Kickback Statute have consistently held that the law is violated where one purpose of a payment is to induce or reward referrals. Violation of the federal Anti-Kickback Statute could result in felony conviction, administrative penalties, liability (including penalties) under the False Claims Act, 31 U.S.C. § 3729 (the “False Claims Act”) and/or exclusion from federal healthcare programs. A number of states have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs, but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. We consider the importance of anti-kickback laws when structuring company operations and relationships. That said, we cannot ensure that the applicable regulatory authorities will not determine that some of our arrangements with physicians violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to different liabilities, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

Under the Civil Monetary Penalties Law, a person (including an organization) is prohibited from knowingly presenting or causing to be presented to any United States officer, employee, agent, or department, or any state agency, a claim for payment for medical or other items or services where the person knows or should know (a) the items or services were not provided as described in the coding of the claim, (b) the claim is a false or fraudulent claim, (c) the claim is for a service furnished by an unlicensed physician, (d) the claim is for medical or other items or service furnished by a person or an entity that is in a period of exclusion from the program, or (e) the items or services are medically unnecessary items or services. Penalties range from $20,000 to $100,000 per violation up to $20,000 per claim, treble damages, and exclusion from federal healthcare programs. The Civil Monetary Penalties Law also prohibits a person from transferring any remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider of Medicare or Medicaid payable items or services.

The federal False Claims Act imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment to a government-sponsored program, such as Medicare and Medicaid. Violations of the False Claims Act present civil liability of treble damages plus a penalty of at least $21,563 per false claim. The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act but allow states to impose penalties in a state court. The existence of the False Claims Act, under which so-called qui tam plaintiffs can allege liability for a wide range of regulatory noncompliance, increases the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal identifiable information (“PII”), including health information. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that required the creation of national standards to protect sensitive patient health information from being disclosed without the patient’s consent or knowledge. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. Biote-certified practitioners and their clinics may be regulated as covered entities under HIPAA. We may be a business associate of our covered entity clients when we are working on behalf of our covered entity clients and providing services to those clients.

To the extent we qualify as a business associate, we will also be regulated by HIPAA and may be required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS Office for Civil Rights, including monetary penalties. Violations of HIPAA may result in significant civil and criminal penalties, including a tiered system of civil monetary penalties that range from $100 to $50,000 per violation, with a cap of $1.5 million per year for identical violations. However, a single breach incident can result in violations of multiple standards. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate without unreasonable delay and no later than 60 days from the discovery of the breach.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

Many states where we operate and where patients treated by Biote-certified practitioners reside also have laws that protect the privacy and security of sensitive and personal information, including health information.

These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California that govern personal information and medical information such as the California Consumer Protection Act or the California Confidentiality of Medical Information Act, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there have been proposals for a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws. FTC jurisdiction in data privacy and security cases is concurrent with the HHS Office for Civil Rights’ jurisdiction with respect to HIPAA.

In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and provide credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we may enter into with Biote-certified practitioners or Biote-partnered clinics who are covered entities, we must report breaches of unsecured PHI to them following discovery of the breach within a set timeframe. Notification must also be made in certain circumstances to affected individuals, federal and state authorities, media, and other relevant parties.

Corporate Information

HYAC was incorporated in the State of Delaware on July 6, 2020 as a special purpose acquisition company under the name Haymaker Acquisition Corp. III. Holdings is a Delaware limited liability company formed on March 31, 2019. On March 4, 2021, HYAC completed its IPO. On May 26, 2022 (the “Closing Date”), the Business Combination with Holdings was consummated, resulting in Biote being organized in an “Up-C” structure, and HYAC as the registrant changed its name to “biote Corp.” Biote’s headquarters are located at 1875 W. Walnut Hill Ln #100 Irving, Texas 75038. Our telephone number is (844) 604-1246, and our website address is www.biote.com.

Available Information

Our website address is www.biote.com. We make available on our website, free of charge, our Annual Reports, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors.

Risks Related to Our Industry and Business

Our success will depend upon whether the Biote Method and our Biote-branded dietary supplements attain significant market acceptance among clinics, practitioners and their patients.

Our success will depend on the acceptance of the hormone optimization methods we teach in our training. We cannot predict how quickly clinics, practitioners or their patients will accept the Biote Method (as further described in the section entitled “Business”) or, if accepted, how frequently it will be used. The methods that we currently recommend and any methods we recommend in the future may never gain broad market acceptance. Demonstrated HRT health risks or side effects, as well as negative publicity relating to the same, could negatively impact the perception of patient benefit and generate resistance and opposition from practitioners, which could limit adoption of the Biote Method and have a material adverse impact on our business. To date, a substantial majority of our sales and revenue have been derived from a limited number of clinics and independent, third-party physicians and nurse practitioners who are certified under our training program (the “Biote-certified practitioners”).

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

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”), an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s on August 1, 2020 (the “Outsourcing Facility Services Agreement”), and a Pharmacy Services Agreement with F.H. Investments, Inc. d/b/a Asteria Health, Asteria Health, on October 28, 2021, to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe (the “Asteria Health Pharmacy Services Agreement”). AnazaoHealth, Carie Boyd’s, and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compound testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding of testosterone and estradiol implantable subcutaneous pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified Practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

Any termination of the AnazaoHealth Pharmacy Services Agreement, the Outsourcing Facility Services Agreement, or the Asteria Health Pharmacy Services Agreement could have an adverse effect on the practices of Biote-certified Practitioners or Biote-partnered clinics our business, financial condition and results of operations.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the year ended December 31, 2022, over 64% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced substantial growth in our operations, and we expect to experience continued growth in our business. For example, we plan to increase our headcount from 2023 through 2025. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people market and sell the Biote Method and our Biote-branded dietary supplements, which could result in inefficiencies and unanticipated costs, lowered quality standards and disruptions to our operations. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future offerings. In addition, our ability to grow may be adversely impacted due to factors beyond our control, which could have a material adverse effect on our business, reputation, financial performance, financial condition and results of operations, and could expose us to liability. Our failure to manage growth effectively could have a material and adverse effect on our business, financial condition and results of operations. To manage the growth of our operations, we must establish appropriate and scalable operational and financial systems, procedures and controls and build and maintain a qualified finance, administrative and operations staff. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, we may fail to execute our business strategy which would have a material adverse effect on our business, results of operations and financial condition.

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

Our results of operations and key metrics discussed elsewhere in this Annual Report may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

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
•
general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from public health crises, increases in inflation and interest rates and/or the military conflict between Russia and Ukraine;
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

The healthcare industry, including the healthcare and other services that we and Biote-certified practitioners provide, are subject to extensive and complex federal, state and local laws, rules and regulations, compliance with which imposes substantial costs on us. Of particular importance are the provisions summarized as follows:

•
federal laws (including the False Claims Act, 31 U.S.C. § 3729 (the “False Claims Act”)) that prohibit entities and individuals from intentionally (or with reckless disregard or deliberate ignorance) presenting or causing to be presented false or fraudulent claims to government-funded programs, or improperly retaining known overpayments;
•
a provision of the Social Security Act of 1935, as amended, commonly referred to as the federal Anti-Kickback Statute, as amended (the “federal Anti-Kickback Statute”), that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for, or for the purchasing, leasing, ordering or arranging for, items and services for which payment may be made, in whole or in part, by federal healthcare programs;
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
•
federal and state laws related to confidentiality, privacy and security of personal information such as HIPAA, including protected health information (“PHI”), that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify our customers in the event of a breach; and
•
state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians.

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

Unforeseen and unpredictable factors affecting the operations of the FDA, U.S. Drug Enforcement Administration (the “DEA”) and other government agencies, such as changes in funding for the FDA, DEA and other government agencies, could hinder their ability to hire and retain key leadership and other personnel, or otherwise delay inspections of the 503B outsourcing facilities of our third-party dietary supplement contract manufacturers, which could negatively impact practitioners and our business.

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

Since March 2020, when international and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance and inspections on a prioritized basis and may experience delays in their regulatory activities. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in 2021. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to public health crises. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or comparable international regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or comparable international regulatory authorities to timely inspect the facilities of our third-party suppliers, which could have a material adverse effect on our business.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. We believe that the accounting policies described reflect our most critical accounting policies and estimates (including with respect to revenue recognition and the valuation of inventory), which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, suppliers, Biote-partnered clinics, dietary supplement third-party manufacturers, and suppliers are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that could negatively impact practitioner or clinic spending, any or all of which would negatively impact our results of operations and financial condition. In particular, these types of events could impact our global supply chain, including the ability of manufacturers to produce our Biote-branded dietary supplement products to Biote-partnered clinics or Biote-certified practitioners from or to the impacted region(s). For instance, in 2022 we experienced hurricane-related closures of 140 medical clinics in Florida and Puerto Rico, two of our key markets. If such closures continue or we experience similar closures in the future, there could be a material adverse effect on our business, financial condition and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. The FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank, and we currently have cash deposited in certain financial institutions significantly in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business and financial condition. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business.

Market and economic conditions may negatively impact the Company’s business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in December 2022, the U.S. Consumer Price Index (CPI), which measures a wide-ranging basket of goods and services, rose 6.5% from the same month a year ago. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

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

Litigation may be necessary to defend against such claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. For example, a court could prohibit us from using technologies or features that are essential to the Biote Method or our Biote-branded dietary supplements, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employer. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Our relationships with Biote-certified practitioners, Biote-partnered clinics, outsourcing facilities, and suppliers may subject us to a variety of healthcare laws including, among others, laws that prohibit fraud and abuse, including the federal Anti-Kickback Statute, the False Claims Act, the healthcare fraud provisions of HIPAA, and state anti-kickback statutes that prohibit any person from offering, soliciting, receiving, or providing remuneration in exchange for the referral of patients or the purchase, order, or recommendation of any good or service and fee splitting laws, which prohibit a practitioner from dividing compensation for their professional services with a person who did not render the service. Violations of these laws are punishable by substantial penalties and other remedies, including monetary fines, civil penalties, administrative remedies, criminal sanctions (in the case of the federal Anti-Kickback Statute and certain state anti-kickback laws) and forfeiture of amounts collected in violation of such laws.

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

Further, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA may exempt some data processed in certain contexts, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative on January 1, 2023, expands the CCPA’s requirements, giving California residents the ability to limit use of certain sensitive personal data, along with establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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

Operating our business (including the Biote Method) involves the collection, storage, transmission, disclosure and other processing of proprietary, confidential and sensitive information, as well as the personal information of patients that we may receive from clinics. We may rely upon third-party service providers, such as identity verification and payment processing providers, for our information processing-related activities. We may share or receive sensitive information with or from third parties. In an effort to protect sensitive information, we have implemented security measures designed to protect against security incidents and protect sensitive information. However, advances in information technology capabilities, increasingly sophisticated tools and methods used by hackers, cyber terrorists and other threat actors, new or other developments, and intentional or accidental exposures of sensitive information by those with authorized access to our network, may result in our failure or inability to adequately protect sensitive information. We may expend significant resources or modify our business activities in an effort to protect our information and against security incidents. Certain information privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and information.

We are subject to a variety of evolving threats including, but not limited to, hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, supply-chain attacks, software bugs, information technology malfunction, software or hardware failures, loss of data, theft of data, misuse of data, telecommunications failures, earthquakes, fire, flood, exploitation of software vulnerabilities, and other real or perceived threats. Any of these incidents could lead to interruptions or shutdowns of our IT systems, loss or corruption of data or unauthorized access to, or disclosure of personal data or other sensitive information. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in information technology capabilities, new technological discoveries, or other developments are likely to result in cyberattacks becoming more sophisticated and more difficult to detect. We and third parties upon whom we rely for our information technology systems and information, may experience such cyberattacks and may not have the resources or technical sophistication to anticipate or prevent all threats. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our personnel and third-party service providers (including their personnel). Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to information.

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

Following the consummation of the Business Combination, we have faced increased legal, accounting, administrative and other costs and expenses in connection with operation as a public company which Biote did not incur as a private company. Our significantly increased expenses and administrative burdens as a public company could have an adverse effect on its business, financial condition and results of operation. The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. A number of those requirements requires us to carry out activities that Biote has not done previously. For example, we have adopted new charters for our board committees and new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in the Quarterly Reports on Form 10-Q/A for each of the affected quarters, each filed on March 29, 2023. This material weakness has not been remediated as of the date of this Annual Report.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is then documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

We recently restated our financial statements for certain prior periods, which resulted in unanticipated costs.

As previously announced, we concluded that our previously issued consolidated financial statements as of and for the quarters ended June 30, 2022 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon. As a result, we restated the financial statements for the Affected Periods. The restatements of our financial statements for the Affected Periods were due, in part, to an error in the calculation of its earnout valuation, resulting in an overstatement of our earnout liability and our gain (loss) from change in fair value of earnout liability. We also determined that we should attribute changes in fair value of our warrant and earnout liabilities to our operating subsidiary, BioTE Holdings, LLC (“Holdings”), whereas these changes had previously been attributed to the Company in the due to an error related to the calculation of the fair value of our contingent earnout liability in each of the Affected Periods. We determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in our condensed consolidated financial statements in accordance with Accounting Standards Codification 810, given our “Up-C” structure. As a result, we corrected the error in our condensed consolidated financial statements as of and for the period ended June 30, 2022 and restated our financial statements for the quarters ended June 30, 2022 and September 30, 2022 to reflect a reduction in our basic and diluted income (loss) per common share, as a pro rata portion of gain (loss) from changes in fair value of the warrant and earnout liabilities attributed to noncontrolling interests of Holdings.

As a result, we incurred unanticipated costs for accounting and legal fees in connection with the restatements. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all, which could have a material adverse effect on our business, results of operations and financial condition. See also “Controls and Procedures.”

Resales of shares of common stock could depress the market price of our common stock.

As of December 31, 2022, 69,808,711 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) shares of our common stock are outstanding, consisting of 11,242,887 shares of Class A common stock and 58,565,824 shares of Class V voting stock. Following the Business Combination, shares held by HYAC’s public stockholders have been freely tradeable, and the shares held by the Sponsor and the Members, following their exercise of Exchange Rights, are freely tradeable as of the six-month anniversary of the Closing, subject to applicable securities laws. We have also registered all shares of Class A common stock that we may issue under the Incentive Plan or the ESPP. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market. These sales of shares of Class A common stock, or the perception of these sales, may depress the market price of our Class A common stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through March 15, 2023, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class

A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•
commencement of, or involvement in, litigation involving the Biote, including the Donovitz Litigation (as defined herein);
•
changes in Biote’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our Class A common stock available for public sale;
•
our ability to maintain the listing of our securities on Nasdaq;
•
any major change of officers or directors;
•
sales of substantial amounts of Class A common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Our Class A common stock is listed on Nasdaq. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. On July 20, 2022, Nasdaq suspended trading of our Class A common stock and Public Warrants for failure to meet certain initial listing requirements and indicated it intended to pursue delisting our Class A common stock and Public Warrants once all applicable appeal and review periods expired. On August 25, 2022, Nasdaq approved our application to relist our Class A common stock and Public Warrants and we began trading on August 29, 2022. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our Class A common stock and Public Warrants could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our Class A common stock and Public Warrants. If our Class A common stock and Public Warrants were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Class A common stock.

A delisting from The Nasdaq Global Market and failure to obtain listing on another market or exchange would subject our Class A common stock and Public Warrants to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from Nasdaq and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our Class A common stock and the ability of purchasers of our Class A common stock to sell their securities in the secondary market.

On March 15, 2023, the closing price of our Class A common stock was $5.15 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would own approximately 83.9% of our Class A common stock, with two such members each beneficially owning 33.4% of our Class A common stock as of December 31, 2022. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, the Sponsor is no longer restricted from transferring, selling, assigning or otherwise disposing of (a) its shares of Class A common stock (other than the Sponsor Earnout Shares, which may not be transferred, sold assigned or otherwise disposed of until the Sponsor Earnout Shares are earned) or (b) its Private Placement Warrants (as defined herein) (or the underlying shares of Class A common stock) issued pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor.

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders, including Dr. Gary Donovitz, who beneficially held 33.2% of shares of our common stock outstanding as of March 15, 2023.

As such, sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our Class A common stock to decline or increase the volatility in the market price of our Class A common stock.

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

As of March 15, 2023, 70,320,563 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,000 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 19,707,997 shares of Class A common stock and 50,612,566 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 72.0% of our Class A common stock, with one such Member beneficially owning approximately 33.2% of our Class A common stock, as of March 15, 2023. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 16,651,347 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of March 15, 2023 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

Pursuant to the Incentive Plan, the Company is authorized to grant equity awards to its employees, directors and consultants. In addition, pursuant to the ESPP, the Company is authorized to sell shares to its employees. The Company initially reserved 15% of the shares of Class A common stock outstanding on a fully-diluted basis upon the Closing for future issuance under the Incentive Plan, plus 3,887,750 shares of Class A common stock necessary to satisfy payments to Phantom Equity Holders under the Phantom Equity Acknowledgments (such 3,887,750 shares of Class A common stock will not again become available for issuance under the Incentive Plan and will not be subject to the automatic annual increases described below). In addition, the Company initially reserved 1% of the shares of Class A common stock outstanding on a fully-diluted basis upon the Closing for future issuance under the ESPP. The Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, beginning on January 1, 2023. As a result of such annual increases, the Company’s stockholders may experience additional dilution, which could cause the price of the Company’s Class A common stock to fall.

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

We may be subject to periodic claims and litigation, including the Donovitz Litigation (as defined below), that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, copyright infringement, trademark challenges, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our practitioners and clinics and our brand image. The Company is currently involved in the Donovitz Litigation (See Item 3 Legal Proceedings). The outcome of the Donovitz Litigation, regardless of the merits, is inherently uncertain. At this point in time, the Company cannot predict the length of the Donovitz Litigation or the ultimate liability, if any, which may arise therefrom. In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

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

Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income or loss will be allocated, for U.S. federal income tax purposes, to the holders of Holdings Units, including us. Accordingly, we will be required to pay U.S. federal income taxes on our allocable share of the net taxable income of Holdings. Under the terms of the Holdings A&R OA, Holdings is obligated to make tax distributions to holders of Holdings Units (including us) calculated at certain assumed rates. In addition to tax expenses, we also will incur expenses related to our operations, some of which expenses will be reimbursed by Holdings. We intend to cause Holdings to make ordinary distributions and tax distributions to the holders of Holdings Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses (to the extent not already payable or reimbursable by Holdings pursuant to the Holdings A&R OA), payments under the TRA and dividends, if any, declared by us. However, as discussed herein, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of the Company and its subsidiaries (the “BioTE Companies”) and restrictions on distributions that would violate any applicable restrictions contained in Holdings’ debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. To the extent we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.

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

Pursuant to the TRA, we will be required to pay to the Members 85% of the net income tax savings that we realize as a result of increases in tax basis of the BioTE Companies’ assets resulting from the Business Combination and the redemptions of the Retained Holdings Units in exchange for shares of Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits related to the TRA, including tax benefits attributable to payments under the TRA, and those payments may be substantial.

In connection with the Business Combination, the Selling Member will be deemed for U.S. federal (and applicable state and local) income tax purposes to have sold Holdings Units to the Company for the Cash Consideration and rights under the TRA (the “Purchase”) and the Members may in the future have their Holdings Units (including the Earnout Units, if any, that have vested in accordance with the Business Combination Agreement), together with the cancelation of an equal number of shares of Class V voting stock, redeemed in exchange for shares of our Class A common stock (or cash) pursuant to the Holdings A&R OA, subject to certain conditions and transfer restrictions as set forth therein and in the A&R IRA. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred, although the IRS or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. We have entered into the TRA, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Holdings Units in exchange for Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits attributable to payments under the TRA. These payments are our obligation and are not an obligation of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the TRA generally will reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

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

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Retained Holdings Units from Biote Members.

Pursuant to the TRA, we will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in the BioTE Companies’ assets as a result of (i) the Purchase and (ii) the redemption of Retained Holdings Units in exchange for shares of Class A common stock or cash pursuant to the Holdings A&R OA and (B) certain other related transactions with the Members. The amount of any such tax savings attributable to the Purchase and future exchanges will be paid 85% to the applicable Members and retained 15% by us. Any such amounts payable will only be due once the relevant tax savings have been realized by us, unless our obligations under the TRA are accelerated. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

Increases in our income tax rates, changes in income tax laws or disagreements with tax authorities may adversely affect our business, financial condition or results of operations.

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

We also will be subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our corporate headquarters, practitioner training, call center, and patient clinic facilities, located in Irving, Texas. Pursuant to our lease agreement, we will lease a total of 23,334 square feet at this combined facility until December 1, 2023, when the square footage increases to 27,034 square feet. The lease agreement expires on November 30, 2028, unless we timely exercise our option to extend for an additional two years.

Additionally, we lease two modest storage facilities, located in Irving, Texas. These spaces, which include a total of approximately 450 square feet, are leased on a month-to-month basis.

We believe that our current office space is sufficient to meet our anticipated needs for the foreseeable future and is suitable for the conduct of our business.

Item 3. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on us due to defense costs and possible settlement expenses, diversion of management resources and other factors.

Donovitz Litigation

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

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas. Donovitz alleges that the defendants made a variety of false promises regarding Donovitz’s future role in the Company, the protection of Donovitz’s interests, and the continuance of Donovitz’s seminars and training programs subsequent to the completion of the Business Combination. Otherwise, Donovitz claims he would not have agreed to the arrangements that led to the completion of the Business Combination and related transactions. Donovitz generally alleges fraud, fraudulent inducement, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “Donovitz Claims”). Donovitz seeks monetary relief exceeding $1.0 million, including, but not limited to, actual damages to be determined at trial, punitive damages, attorneys’ fees, costs, expenses, and prejudgment and post-judgment interest, and equitable relief, including, but not limited to, profit disgorgement, fee forfeiture, recession, and constructive trust. While not a direct party to the lawsuit, the Company believes that the allegations contained in the petition are without merit and intends to participate in the defense of the litigation.

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation over the Donovitz Claims in Texas. The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in that lawsuit in Texas. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims alleging what appear to be the same as the Donovitz Claims originally filed in Texas.

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

On August 23, 2022, the defendants filed an answer, which included affirmative defenses to the Company’s claims and certain counterclaims and third-party claims against certain executive officers of the Company. The affirmative defenses included repudiation, fraud, breach of contract, unclean hands, and laches.

The counterclaims and third-party claims included claims for fraud, breach of fiduciary duty, breach of contract, and defamation, as well as other related claims.

The Company successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment.

A jury trial was scheduled to commence on January 3, 2023, to address the Company’s request for a permanent injunction, as well as adjudicate the affirmative defenses, with all remaining claims, counterclaims and third-party claims to be tried at a later date.

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

Subsequently, the parties agreed that the trial on the Company’s claim for breach of contract, including its request for a permanent injunction, will be consolidated with a trial on the previously filed counterclaims and third-party claims. Prior to that agreement being reached, Donovitz and Lani Hammonds Donovitz filed an amended pleading which did not include any of their previously asserted affirmative defenses or assert any new affirmative defenses. It was also agreed that if Donovitz and or Lani Hammonds Donovitz seek leave to add any affirmative defenses before the final trial, at most they would be allowed to assert laches, unclean hands or mistake, and only if they can convince the trial court that any or all of those affirmative defenses would have qualified as claims that could have been non suited at the time they filed their amended pleading asserting no affirmative defenses. A jury trial is scheduled to commence on September 11, 2023. The temporary restraining order entered against Gary Donovitz and Lani Hammonds Donovitz remains in effect until the entry of a final judgment.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the closing of our business combination, HYAC common stock, units and warrants were listed on Nasdaq under the symbols “HYAC,” “HYACU” and “HYACW,” respectively. On May 27, 2022, our Class A common stock and public warrants began trading on Nasdaq under the symbols “BTMD” and “BTMDW,” respectively. We no longer have any outstanding units. As of March 15, 2023, there were 19,707,997 shares of Class A common stock issued and outstanding and 50,612,566 shares of our Class V common stock (the “Class V common stock”) issued and outstanding. No market exists for the Class V common stock.

Holders

As of March 15, 2023, there were 43 holders of record of our Class A common stock, 9 holders of record of our Class V common stock and 1 holder of record of our Public Warrants. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

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

Settlement Agreement

On January 6, 2023, we issued 375,000 shares of Class A common stock pursuant to the settlement of litigation with a former employee, for which we did not receive proceeds.

Each of the foregoing issuances were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “Biote,” “we,” “us, or “our” refer to the business of biote Corp. and all references in this section to the “BioTE Companies” refer to biote Corp. and its subsidiaries following the Business Combination. Throughout this section, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We operate a high growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their aging patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenue by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past 11 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 19 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. In August 2021, we launched a direct-to-patient eCommerce platform whereby practitioners can invite their patients to buy Biote-branded dietary supplements online via our online store.

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

These products have a finite life ranging from six to twelve months. We assume the risk of loss due to expiration, damage or otherwise. Additionally, the products offered in our Biote-branded dietary supplement portfolio are produced by third-party manufacturers located in the United States. Prior to 2021, our Biote-branded dietary supplements were dropped-shipped directly to our customers from our vendors. Beginning in 2021, Biote contracted with a third-party to provide warehousing, co-packing and logistics services for our Biote-branded dietary supplements. As such our consolidated balance sheets as of December 31, 2022 and December 31, 2021 reflect inventories relating to these items.

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

Our revenue was $165.0 million and $139.4 million, our net income was $1.3 million and $32.6 million, and our Adjusted EBITDA was $50.1 million and $40.2 million, for the years ended December 31, 2022 and 2021, respectively.

Recent Developments

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

The impact of the COVID-19 pandemic and the related disruptions caused to the global economy did not have a material impact on our business during the years ended December 31, 2022 and 2021. We experienced a decrease in Biote-partnered clinic demand and Biote-branded dietary supplement shipments in the second quarter of fiscal year 2020. This decrease was primarily the result of closures or reduced capacity at Biote-partnered clinics in various geographies within the United States. During the second half of fiscal year 2020, clinic demand returned to pre-COVID-19 pandemic levels. During this and subsequent periods, we have not experienced any material disruptions in our supply chain or in our ability to fulfill orders as a result of the COVID-19 pandemic.

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

Business Combination

On May 26, 2022 (the “Closing Date”), BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries, the “BioTE Companies,” and as to its members, the “Members”) completed a series of transactions (the “Business Combination”) with Haymaker Acquisition Corp. III (“Haymaker”), Haymaker Sponsor III LLC (the “Sponsor”), BioTE Management, LLC, Dr. Gary S. Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the Members’ representative (in such capacity, the “Members’ Representative”) pursuant to the business combination agreement (the “Business Combination Agreement”) dated December 13, 2021. The Business Combination was accounted for as a common control transaction, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, Haymaker’s acquisition of the BioTE Companies was accounted for at their historical carrying values, and the BioTE Companies were deemed the predecessor entity. This method of accounting is similar to a reverse recapitalization whereby the Business Combination was treated as the equivalent of the BioTE Companies issuing stock for the net assets of Haymaker, accompanied by a recapitalization. The net assets of Haymaker are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of the BioTE Companies.

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

Product Revenue

Product revenue includes both pellets, in connection with the service described above, and the related inventory management services provided to clinics. Product revenue is recognized at the point in time when the clinic obtains ownership of the pellet, which we determined to be when the Biote-certified practitioner performs the procedure to implant the pellet into their patient. The consideration allocated to this performance obligation is a procedure-based service fee which we refer to as procedure revenue. Our product revenue also includes revenue earned from sales of pellet insertion kits and Biote-branded dietary supplements. Revenue from the sale of pellet insertion kits and Biote-branded dietary supplements is recognized when the clinic or clinic’s patient (supplements only) obtains control of the product and is generally at the time of shipment from our distribution facility or supplier. Any shipping or handling fees paid by clinics are also recorded within product revenue.

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

Loss from extinguishment of debt

Loss from extinguishment of debt consists of the remaining unamortized portion of the debt issuance costs related to the Bank of America Credit Agreement (as defined below) written off upon repayment in connection with the Business Combination.

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

Comparison of the years ended December 31, 2022 and 2021

The table and discussion below present our results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Increase/(Decrease)
(U.S. dollars, in thousands)	2022	2021	$	%
Revenue:
Product revenue	$163,133	$137,598	$25,535	18.6%
Service revenue	1,824	1,798	26	1.4%
Total revenue	164,957	139,396	25,561	18.3%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	51,990	46,298	5,692	12.3%
Cost of services	2,585	2,519	66	2.6%
Cost of revenue	54,575	48,817	5,758	11.8%
Commissions	974	2,056	(1,082)	(52.6%)
Marketing	4,628	4,908	(280)	(5.7%)
Selling, general and administrative	165,502	49,054	116,448	237.4%
Income (loss) from operations	(60,722)	34,561	(95,283)	(275.7%)
Other income (expense), net:
Interest expense	(5,091)	(1,673)	(3,418)	204.3%
Gain from change in fair value of warrant liability	5,127	—	5,127	0.0%
Gain from change in fair value of earnout liability	61,770	—	61,770	0.0%
Loss from extinguishment of debt	(445)	—	(445)	0.0%
Other income	1,073	17	1,056	*
Total other income (expense), net	62,434	(1,656)	64,090	*
Income before provision for income taxes	1,712	32,905	(31,193)	(94.8%)
Income tax expense (benefit)	388	286	102	35.7%
Net income	$1,324	$32,619	$(31,295)	(95.9%)

* Not a meaningful change

Revenue

Revenue for the year ended December 31, 2022 increased by $25.6 million to $165.0 million, or 18.3% as compared to the year ended December 31, 2021. The increase was primarily driven by a $24.7 million increase of procedure and Biote-branded dietary supplement revenue. Procedures performed increased by 17.8% versus the prior year resulting in a $19.5 million increase in procedure revenue. During the year ended December 31, 2022, the number of active clinics billed increased by 13% over the year ended December 31, 2021. Biote-branded dietary supplement sales increased by 19.0% or $5.2 million over the same period in the prior year. Service revenue increased by 1.4% over the same period in the prior year resulting from an increase in the number of training sessions during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cost of revenue

Cost of revenue for the year ended December 31, 2022 increased by $5.8 million, to $54.6 million, or 11.8% as compared to the year ended December 31, 2021. The increase was primarily due to the net impact of higher volumes at sustained unit costs. Cost of procedures increased by $4.6 million for the period, consisting of $4.8 million attributable to volume increases in pellets dispensed which was offset by a reduction of $0.2 million related to broken, damaged, or expired pellets. Biote branded dietary supplement costs increased $0.5 million or 3.5%, due to higher sales volume.

Commissions

Commissions expense for the year ended December 31, 2022 decreased by $1.1 million to $1.0 million, or 52.6%, as compared to the year ended December 31, 2021. The decrease is primarily driven by our shift to an internal sales force to generate product demand.

Marketing

Marketing expense for the year ended December 31, 2022 decreased by $0.3 million to $4.6 million, or 5.7%, as compared to the year ended December 31, 2021.

Selling, General and Administrative

Selling, general and administrative expense for the year ended December 31, 2022 increased by $116.4 million to $165.5 million, or 237.4%, as compared to the year ended December 31, 2021. This increase was primarily driven by stock compensation expense of $82.2 million. This expense represented the cumulative impact of unrecognized compensation expense for stockholders upon completion of the Business Combination as well as subsequent vesting of certain shares awarded. An additional component of the increase was $21.6 million of transaction-related expenses related to the Business Combination and other associated capital structure transactions recognized during the period. These consisted of the excess closing costs of the Business Combination over the Business Combination proceeds received; costs associated with sponsor share transfers and certain compensation paid resulting from the transaction. The increase also included a $7.2 million increase in payroll and related expenses due to increases in sales incentives consistent with sales growth for the period and additional sales and management hiring; $0.7 million of travel and entertainment expenses due to increases in sales force headcount. Depreciation and amortization expenses increased by $0.8 million attributable to assets placed in service at the beginning of the year. Additionally, professional fees and insurance costs increased during the period by $6.2 million mainly attributable to increases in costs associated with being a public company.

Interest Expense

Interest expense for the year ended December 31, 2022 increased by $3.4 million to $5.1 million, or 204.3%, as compared to the year ended December 31, 2021. The increase is primarily a result of the higher debt balance outstanding from the new debt issued as part of closing the Business Combination as well as higher interest rates incurred during the period. Interest expense relates primarily to interest on an outstanding note payable and amortization of origination fees.

Gain from Change in Fair Value of Warrant Liability

The gain from the change in fair value of our warrant liability of $5.1 million was primarily a result of the decrease in the trading price of our Public Warrants listed on Nasdaq to $0.30 per share on December 31, 2022 from $0.68 per share on the closing of the Business Combination, May 26, 2022.

Gain from Change in Fair Value of Earnout Liability

Upon the closing of the Business Combination on the Closing Date, we recognized an earnout liability of $93.9 million and subsequently remeasured the earnout liability to its fair value of $32.1 million as of December 31, 2022. The gain from the change in fair value of our earnout liability of $61.8 million was primarily a result of the decrease in the closing price of our Class A common stock listed on Nasdaq to $3.73 per share on December 31, 2022 from $9.02 per share on the Closing Date.

Other Income

Other income for the year ended December 31, 2022 increased by $1.1 million to $1.1 million as compared to the year ended December 31, 2021. The increase was primarily due to interest income earned on higher on hand cash balances and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2022 decreased by $0.1 million as compared to the year ended December 31, 2021. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members offset by a tax benefit from certain one-time expenses related to the Business Combination that will be attributed to Biote.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Net income	$1,324	$32,619
Interest expense	5,091	1,673
Income tax expense	388	286
Depreciation and amortization	2,199	1,400
Loss from extinguishment of debt and other non-operating items	(628)	(17)
Share-based compensation expense	82,180	—
Transaction-related expenses	21,627	2,387
Litigation and other	4,843	1,869
Gain from change in fair value of warrant liability	(5,127)	—
Gain from change in fair value of earnout liability	(61,770)	—
Adjusted EBITDA	$50,127	$40,218

Liquidity and Capital Resources

We derive liquidity primarily from debt and equity financing activities. As of December 31, 2022, our balance of cash and cash equivalents was $79.2 million, which is an increase of $52.5 million, or 196.0%, compared to December 31, 2021. Our total outstanding debt principal balance as of December 31, 2022 was $121.9 million, which represents an increase of $84.4 million over the total outstanding debt principal balance as of December 31, 2021 of $37.5 million.

Our primary sources of cash are our cash flow from operations, less amounts paid to fund operating expenses, and working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. We primarily use cash to fund our debt service obligations, fund operations, meet working capital requirements, capital expenditures and strategic investments. As of December 31, 2022, we had cash and cash equivalents of $79.2 million and a $50 million revolving line of credit. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents plus proceeds from the Business Combination and debt financing) will be adequate to finance our operations, working capital requirements, capital expenditures, debt servicing obligations, and potential dividends for at least the next twelve months.

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

The exercise price of our Warrants is $11.50 per Warrant. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Class A common stock, which was $5.15 per share on March 15, 2023. If the trading price for our Class A common stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Placement Warrants will be unlikely to exercise their Warrants.

Our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of Class A common stock by selling securityholders pursuant to the registration statement on Form S-1 filed with the SEC on June 17, 2022, which could result in a significant decline in the trading price of our Class A common stock and potentially hinder our ability to raise capital at terms that are acceptable to us or at all. In addition, debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this Annual Report.

Cash Flows

The following table summarizes our consolidated cash flows for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,		Increase/(Decrease)
	2022	2021	$	%
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(9,157)	$33,720	$(42,877)	(127.2%)
Net cash used in investing activities	(1,838)	(3,807)	1,969	51.7%
Net cash provided by (used in) financing activities	63,460	(20,343)	83,803	412.0%

Operating Activities

Comparison of the years ended December 31, 2022 and 2021

Cash flows from operating activities for the year ended December 31, 2022 decreased $42.9 million as compared to the year ended December 31, 2021. Net income, adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net decrease of $15.9 million as compared to the prior period. Additionally, our working capital investment in our Biote-branded supplement inventory increased by $4.1 million as compared to the prior period. This resulted from the initial investment in our third-party fulfillment centers during the year ended December 31, 2021. These net changes were offset by a $2.3 million increase in working capital from advances and prepayments made to certain vendors and increases in accounts receivable of $0.8 million. Additionally, $31.1 million of transaction closing costs were assumed as accrued expenses and subsequently paid upon completion of the reverse-merger with Haymaker which reduced cash flow from operating activities.

Investing Activities

Comparison of the years ended December 31, 2022 and 2021

Net cash used in investing activities for the year ended December 31, 2022 decreased by $2.0 million as compared to the year ended December 31, 2021. This decrease was primarily driven by a reduction in purchases of property and equipment of $1.1 million, primarily reusable trocars. Additionally capitalized software development costs decreased by $0.9 million.

Financing Activities

Comparison of the years ended December 31, 2022 and 2021

Net cash provided by financing activities for the year ended December 31, 2022 increased $83.8 million as compared to the year ended December 31, 2021. The increase is primarily due to the completion of the Business Combination with Haymaker. This included $12.3 million of cash proceeds from the Business Combination and $125.0 million of debt issue proceeds. These were offset by payments to retire existing debt of $37.5 million, principal payment of $3.1 million on the Truist debt, and $12.4 million of transaction and debt issuance costs. Other items included a decrease in distributions to Members of $1.5 million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our accompanying consolidated financial statements and the accompanying notes included elsewhere in this Annual Report.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We believe that the accounting policies described reflect our most critical accounting policies and estimates, which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

Revenue Recognition

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and subsequent amendments (collectively, “ASC 606”), on January 1, 2019.

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

Revenue is recognized when control of the product or service is transferred to the clinic (i.e., when our performance obligation is satisfied), which varies between the different performance obligations within the contract. In determining whether control has transferred for a product, we consider if there is a present right to payment and legal title, and whether risks and rewards of ownership have transferred to the clinic. For services, we consider whether we have an enforceable right to payment and when the clinic receives the benefits of our performance. Refer to Note 2 to our consolidated financial statements for additional discussion of our revenue recognition policy.

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

Warrant Liability

We value the 5,566,666 private placement warrants sold to the Sponsor (the “Private Placement Warrants”) using a Monte-Carlo simulation in order to simulate the future path of our stock price over the term of the Private Placement Warrants. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the valuation include the Company’s stock price, exercise price, risk-free rate, volatility and term.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations to pay loan principal and interest under our long-term debt agreement and obligations under our operating lease agreement.

Refer to Note 8 and Note 10 to our consolidated financial statements for a discussion of the nature and timing of our obligations under these agreements. The future amount and timing of interest payments under our long-term debt agreement are expected to vary with the amount and then-prevailing contractual interest rates of our debt, which are discussed in Note 8 to our consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 8 to the consolidated financial statements elsewhere in this Annual Report, our outstanding long-term debt has a variable rate of interest, which is primarily based on the Standard Overnight Financing Rate. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by $1.2 million.

We do not engage in any strategies to limit our exposure to this interest rate risk. In addition to the interest rate risk related to our current borrowings, changes in interest rates could affect the interest we pay under any future borrowings on the line of credit available to us under our long-term debt agreement.

The variable interest rate on our long-term debt has increased since our last fiscal year, to a rate of 6.92304% as of December 31, 2022 from a rate of 3.1% as of December 31, 2021.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements, together with the report of our independent registered public accounting firm, required by this item are set forth beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of December 31, 2022.

In order to address these previously reported material weakness, we hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. It is our hope that the identified material weakness will be remediated during fiscal year 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an audit report from our independent registered public accounting firm, Deloitte & Touche LLP, due to a transition period established by rules of the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The Company has set May 17, 2023 as the date for its 2023 annual meeting of stockholders (the “Annual Meeting”). In accordance with the requirements set forth in our amended and restated bylaws (the “Bylaws”), any stockholder seeking to raise a proposal or to make a nomination for consideration at the Annual Meeting must comply with the requirements set forth in our Bylaws, including by delivering a notice of their proposal or nomination to the Company’s Secretary at 875 W. Walnut Hill Ln #100, Irving, Texas 75038, no later than the close of business on April 8, 2023. In addition, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide in their notice any additional information required by Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about Our Directors

The brief biographies below include information, as of March 27, 2023, regarding the specific and particular experience, qualifications, attributes and skills for each member of our board of directors.

Name	Age	Position	Director Since
Andrew R. Heyer	65	Director	2022
Dana Jacoby	48	Director	2022
Steven Heyer	70	Director	2022
S. Mark Cone	60	Director	2022
Debra L. Morris	64	Director	2022
Marc Beer	58	Executive Chairman and Chairman of the Board	2022
Teresa S. Weber	70	Chief Executive Officer and Director	2022

Andrew R. Heyer, Director. Mr. Andrew Heyer has served as a member of our Board since May 2022. Mr. Andrew Heyer previously served as BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries)’s president and director of managers since July 2020 until it completed its business combination in May 2022 and is a finance professional with over 40 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. Mr. Andrew Heyer served as President and director of Haymaker Acquisition Corp. II (“Haymaker II”) until it completed its business combination in December 2020 with GPM Investments, LLC (“GPM”) and ARKO Holdings Ltd. (“ARKO Holdings”), which together merged under a new holding company, ARKO Corp. (Nasdaq: ARKO) as part of the business combination and has remained on the board since such time. Mr. Andrew Heyer was President and Director of Haymaker I until it completed its business combination with OneSpaWorld Holdings in March 2019 and has since remained on its board since such time. Currently, Mr. Andrew Heyer is the Chief Executive Officer and founder of Mistral Equity Partners (“Mistral”), a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Andrew Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Andrew Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Andrew Heyer was a founder and Managing Director of The Argosy Group L.P. from 1985 to 1995. Before Argosy, from 1984 to 1985, Mr. Andrew Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Andrew Heyer currently serves on the board of Tastemaker Acquisition Corp. (Nasdaq: TMKR), a SPAC which completed its $276 million initial public offering on January 12, 2021 and is searching for a target business in the restaurant, hospitality and related technology and service sectors. Mr. Andrew Heyer also currently serves as President and a Director of Haymaker Acquisition Corp. IV, a SPAC that has not yet completed its initial public offering, a Director of AF Acquisition Corp. (Nasdaq: AFAQ), a SPAC that completed its $224 million initial public offering on March 23, 2021, and a Director of Coliseum Acquisition Corp. (Nasdaq: MITA), a SPAC that completed its $150 million initial public offering on June 25, 2021. In addition, Mr. Andrew Heyer serves as an advisor to the board of directors of Ascendant Digital Acquisition Corp. III (NYSE: ACDI), a SPAC that completed its $300 million initial public offering on November 15, 2021. From 1993 through 2009, Mr. Andrew Heyer also served on the board of The Hain Celestial Group, Inc. (Nasdaq: HAIN), a natural and organic food and products company, rejoining the board from 2012 to April 2019. Mr. Andrew Heyer also serves on the board of several private companies owned in whole or in part by Mistral, including Worldwise, Inc., a pet accessories business from 2011 to the present, and The Lovesac Company, Inc. (Nasdaq: LOVE), a branded omni-channel retailer of technology-forward furniture, from 2010 to the present. Mr. Andrew Heyer has also served on the board of Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime, and on the investment committee of AF Ventures, an investor in high-growth consumer product companies. In the past, Mr. Andrew Heyer has served as a director of XpresSpa Group, Inc. from 2016 to 2019, Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. Mr. Andrew Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania, graduating magna cum laude. Mr. Andrew Heyer is the brother of Mr. Steven Andrew Heyer, our Chief Executive Officer. Mr. Andrew Heyer is qualified to serve as a director due to his extensive finance, investment and operations experience, particularly in the consumer and consumer-related products and services industries.

Dana Jacoby, Director. Ms. Jacoby has served as a member of our Board since May 2022 and on the board of managers of Holdings since August 2021. In October 2017, Ms. Jacoby founded Vector Medical Group, where she continues to serve as Chief Executive Officer. Previously, Ms. Jacoby served as the Chief Executive Officer of Specialty Networks Consulting from November 2015 to December 2020. Ms. Jacoby holds an M.S. in Business and Healthcare, Master of Health Systems from the Robert Wood Johnson Medical School at the University of Medicine and Dentistry of New Jersey and a B.S. in Political Science and Public Relations from Louisiana State University. Ms. Jacoby is qualified to serve as a director due to her extensive leadership experience and background in the industry.

S. Mark Cone, Director. Dr. Cone has served as a member of our Board since May 2022 and on the board of managers of Holdings since August 2021. Dr. Cone has also served as the Market President of Privia Health’s South Texas market (Nasdaq: PRVA) since October 2015 and as the President of Privia Medical Group Gulf Coast since October 2015. Additionally, since December 2013, Dr. Cone has served as Vice President of the Board of Directors of the U.S. Women’s Health Alliance and since October 2020, as chairman of the board of Global Women’s Health Providers, a Cedar Gate Technologies company. Prior to these positions, Dr. Cone was the chief executive officer of Complete MD Solutions, a physician management company from December 2014 to October 2015. Dr. Cone holds an M.D. from Baylor College of Medicine and a Bachelor of Science in Biology and Medicine from Texas A&M University. Dr. Cone is qualified to serve as a director due to his extensive industry and leadership experience.

Steven J. Heyer, Director. Mr. Steven Heyer has served as a member of our Board of directors since May 2022. Mr. Steven Heyer previously served as HYAC’s Chief Executive Officer and Executive Chairman from July 2020 until HYAC completed its business combination in May 2022, and has over 40 years of experience in the consumer and consumer-related products and services industries, leading a range of companies and brands. Mr. Steven Heyer has applied his experience and analytical skills in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies. Over the past 10 years, he has been acting as an advisor and director to, and investor in, several private companies across the consumer subsectors of health and wellness, restaurants, technology, marketing services and technology and furniture. Mr. Steven Heyer currently serves as Chief Executive Officer and a Director of Haymaker Acquisition Corp. IV, a SPAC that has not yet completed its initial public offering. Mr. Steven Heyer served as the Chief Executive Officer and Chairman of Haymaker II until it completed its business combination in December 2020 with GPM and ARKO Holdings, which together merged under a new holding company, ARKO Corp. (Nasdaq: ARKO) as part of the business combination and has remained on its board since such time as a director. Mr. Steven Heyer was Chief Executive Officer and Chairman of Haymaker I from its formation until it completed its business combination with OneSpaWorld Holdings (Nasdaq: OSW) in March 2019. Since its business combination, he has served as Vice Chairman on the board of directors of OneSpaWorld Holdings. Mr. Steven Heyer’s operating experiences include: leading the turnaround of Outback Steakhouse as an advisor (from 2010 to 2012); as Chief Executive Officer of Starwood Hotels & Resorts Worldwide (from 2004 until 2007); as President and Chief Operating Officer of The Coca-Cola Company (from 2001 to 2004); as a member of the boards of Coca-Cola FEMSA, and Coca-Cola Enterprises (all from 2001 to 2004); as President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee (from 1994 to 2001); as President and Chief Operating Officer of Young & Rubicam Advertising Worldwide (from 1992 to 1994); and before that spending 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. For the last five years, Mr. Steven Heyer has served on the boards of Lazard Ltd, Lazard Group, and Atkins Nutritionals Inc. (each as further described below) as well as investing in a private capacity in early stage and venture consumer and consumer media companies. Mr. Steven Heyer has extensive board experience, including: the board of Atkins Nutritionals Inc. until 2017, when it was acquired by Conyers Park Acquisition Corp, a publicly traded special purpose acquisition company; Lazard Ltd and Lazard Group (from 2005 to present); the board of WPP Group, a publicly traded digital, internet, and traditional advertising company (from 2000 to 2004); the board of Equifax, the publicly traded consumer credit reporting and insights company (from 2002 to 2003); the board of Omnicare, Inc., a supplier of pharmaceutical care to the elderly (from 2008 to 2015); the board of Vitrue, Inc., a provider of social marketing publishing technologies (from 2007 to 2012); and the board of Internet Security Systems, Inc. a provider of internet security software, appliance, and services (from 2004 to 2005). Mr. Steven Heyer received his B.S. from Cornell University and an M.B.A. from New York University. Mr. Steven Heyer is the brother of Mr. Andrew Heyer, who is also a member of our Board of Directors. Mr. Steven Heyer is qualified to serve as a director due to his extensive operations, management and business background, particularly in the consumer and consumer-related products and services industries.

Debra L. Morris, Director. Ms. Morris has served as a member of our Board since November 2022. Ms. Morris served as the executive vice president and chief financial officer of Apria, Inc. (Nasdaq: APR) from March 2013 through October 2022. Effective May 15, 2020, Ms. Morris serves as a Director for Alternative Logistics Technologies, Holdco, LLC (a.k.a EverDriven) where she serves as the chair of the audit committee. Ms. Morris has served as a director of Rexford Industrial (REXR) since December 2020, where she also serves on the audit, compensation and nomination and governance committees. Prior to that, Ms. Morris served as Chief Financial Officer of Americas for Sitel Worldwide Corporation from February 2010 to February 2013. Prior to that she served as a Partner of Tatum LLC from 2004 to 2010 and as a Director from 2008 to 2010 and provided interim and permanent Chief Financial Officer services for companies contracted with Tatum LLC including LifeMasters Supported SelfCare and RelaDyne. Ms. Morris holds a B.S. in Business Administration from Colby Sawyer College in New London, New Hampshire. Ms. Morris is qualified to serve as a director due to her extensive experience serving on public company boards.

Marc D. Beer, Executive Chairman, Director. Mr. Marc Beer has served as the Chairman of our Board since May 2022 and served as the chairman of the board of managers of Holdings since January 2021. Mr. Beer has also served as the chairman of the board of Origami Surgical LLC since April 2020 and as the chairman of the board of LumeNXT LLC since August 2018 as well. Prior to that, Mr. Beer co-founded Renovia Inc. in August 2016, where he previously held the positions of chairman of the board and chief executive officer and continues to serve as a strategic advisor. Before starting Renovia Inc., Mr. Beer was the chairman of the board of Minerva Neurosciences, Inc. (NASDAQ:NERV) from December 2013 to January 2018. Mr. Beer was the Chief Executive Officer of Aegerion Pharmaceuticals (Nasdaq: AEGR) from 2010 to 2015. Prior to that, Mr. Beer was Chief Executive Officer of ViaCell Inc. (Nasdaq: VIAC) from 2002 - 2007. Mr. Beer holds a BS from Miami University. Mr. Beer is qualified to serve as a director due to his significant leadership background and industry experience.

Teresa S. Weber, Chief Executive Officer, Director. Ms. Teresa S. Weber has served as the Chief Executive Officer and as a member of our Board since May 2022 and has served as the chief executive officer of Holdings since March 2019 and on its board of managers since June 2018. Prior to joining Biote, Ms. Weber served as the Chief Executive Officer of Amen Clinics, Inc., an outpatient healthcare clinic company, from January 2015 to March 2019. Ms. Weber has also been a Partner and Consultant at Mattioli Weber Consulting, a marketing, service and retain consulting firm since June 2013. She holds an M.S. in Management from Purdue University and a B.S. in Economics from New College Florida. Ms. Weber is qualified to serve as a director due to her significant leadership experience and knowledge of Biote’s business.

Information about Our Executive Officers

The following table sets forth, for our executive officers who are not listed above as members of our board of directors, their ages and position held with us as of March 27, 2023:

Name	Age	Position
Samar Kamdar	43	Chief Financial Officer
Mary Elizabeth Conlon	43	Vice President, Business Development and General Counsel

The background of Ms. Weber is described above under “Information Regarding Our Directors.”

Samar Kamdar, Chief Financial Officer. Mr. Kamdar has served as the Chief Financial Officer since August 2022. Prior to joining Biote, Mr. Kamdar served as the Chief Financial Officer of Slync, Inc. (d/b/a Slync.io), a logistical technology company from September 2021 to June 2022. Prior to joining Slync.io, Mr. Kamdar served as the Chief Financial Officer of TaxAct Inc., a tax preparation software company from August 2018 to August 2021. Prior to joining TaxAct Inc., Mr. Kamdar served as the Vice President of Finance of Crossmark, Inc., a sales and marketing services company that operates within the consumer goods industry from September 2014 until August 2018. Mr. Kamdar holds a B.S. in electrical engineering from Baylor University and a M.B.A. from the University of Texas, McCombs School of Business.

Mary Elizabeth Conlon, Vice President, Business Development & General Counsel and Corporate Secretary. Ms. Conlon has served as the Vice President, Business Development and General Counsel and Corporate Secretary of Biote since June 2021. Prior to joining Biote, Ms. Conlon founded The Conlon Law Firm, P.C., where she practiced law from January 2012 to June 2021. Prior to that, Ms. Conlon was named Partner at Travis, Calhoun & Conlon, P.C., where she practiced law from 2004 to 2011. Ms. Conlon holds a J.D. from Baylor Law School and a B.A. in Communications from Baylor University.

Director Independence

Our Corporate Governance Guidelines require a majority of Board members to be independent. Our Board has determined that all Board members, other than Mr. Beer and Ms. Weber, are independent under applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”). Mr. Beer is not deemed to be independent under Nasdaq rules by virtue of his role as our Executive Chairman. Ms. Weber is not deemed to be independent under Nasdaq rules by virtue of her role as our Chief Executive Officer.

Information Regarding Committees of the Board of Directors

The Board has a standing Audit Committee (the “Audit Committee”), Compensation Committee (the “Compensation Committee”), and Nominating and Corporate Governance Committee. The Board has determined that all members of the Audit Committee and Compensation Committee and, except for Mr. Beer, all members of the Nominating and Corporate Governance Committee are independent are under applicable Nasdaq and SEC rules for committee memberships. Although Nasdaq rules generally require a listed company to have a nominating committee composed entirely of independent directors, the Board has determined that Mr. Beer’s membership on the Nominating and Corporate Governance Committee satisfies the standards set forth in Nasdaq Rule 5605(e)(3) for non-independent committee members and is in the best interest of us and our stockholders due to Mr. Beer’s significant leadership background and industry experience. The Board also determined that each member of the Audit Committee also meets the additional independence criteria set forth in Rule 10A-3(b)(1) under the Exchange Act.

Meetings of our Board of Directors and Committees

Our Board is responsible for the oversight of our management and strategy and for establishing corporate policies. Our Board meets periodically during the year to review significant developments affecting us and to act on matters requiring Board approval. Our Board met five times during the fiscal year ended December 31, 2022. With respect to our Board committees, during the fiscal year ended December 31, 2022, the Audit Committee met three times, the Compensation Committee met four times and the Nominating and Corporate Governance Committee met once. Each then-serving director attended 75% or more of the meetings of our Board and of each committee on which he or she served during fiscal year ended December 31, 2022. In accordance with our Corporate Governance Guidelines, our directors are encouraged, but not required, to attend each annual meeting of stockholders.

Executive sessions, which are meetings of the non-management members of the Board, are regularly scheduled throughout the year. In addition, at least twice a year, the independent directors meet in a private session that excludes management and any non-independent directors. The lead independent director presides at each of these meetings and, in their absence, the non-management and independent directors in attendance, as applicable, determine which member will preside at such session.

Below is a description of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The written charters of the committees are available on the Governance section of our investor relations website at ir.biote.com.

Audit Committee

The Audit Committee consists of Messrs. Andrew Heyer and Steven Heyer and Mses. Jacoby and Morris, with Mr. Andrew Heyer serving as chairperson. Our Board has determined that Mr. Andrew Heyer qualifies as our “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. The principal functions of the Audit Committee include, among other things:

•
assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•
pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K prior to us entering into such transaction; and
•
reviewing with management, the independent auditor, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The Compensation Committee consists of Ms. Jacoby and Messrs. Cone and Andrew Heyer, with Ms. Jacoby serving as the chairperson. The principal functions of the Compensation Committee include, among other things:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•
reviewing and making recommendations to our Board with respect to the compensation, and any incentive compensation and equity-based plans that are subject to Board approval of all of our other officers;
•
reviewing our executive compensation policies and plans;
•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•
producing a report on executive compensation to be included in our annual proxy statement; and
•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Compensation Committee Processes and Procedures

The Compensation Committee generally meets quarterly, and with greater frequency if necessary. The Compensation Committee also acts periodically by unanimous written consent in lieu of a formal meeting. The agenda for each meeting of the Compensation Committee is usually developed by the chairperson of the Compensation Committee, in consultation with management. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. Our Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding their compensation.

The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Biote. In addition, under the charter, the Compensation Committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Compensation Committee. In particular, the Compensation Committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

During the past fiscal year, after taking into consideration the six factors prescribed by the SEC and Nasdaq that bear upon an adviser’s independence, the Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”) as a Compensation Consultant. The Compensation Committee requested that Aon:

•
provided competitive market data based on the compensation peer group for our executive officer positions, as well as broader technology company survey data, and evaluated how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group and broader technology industry compensate their executives; and
•
provided guidance on other compensation topics including, equity design and programs, burn rates and overhang levels, initial public offering equity compensation plans, and ad hoc market data and practices.

As part of its engagement, Aon was requested by the Compensation Committee to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. Aon ultimately developed recommendations that were presented to the Compensation Committee for its consideration.

Generally, the Compensation Committee’s process for determining executive compensation comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than our Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the committee by our Chief Executive Officer. The evaluation of our Chief Executive Officer’s performance is conducted by the Compensation Committee, which determines any adjustments to our Chief Executive Officer’s compensation as well as awards to be granted. For all executives and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Messrs. Steven Heyer and Beer and Dr. Cone, with Mr. Steven Heyer serving as the chairperson. The principal functions of the Nominating and Corporate Governance Committee include, among other things:

•
screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by our Board, and recommending to our Board of Director candidates for nomination for election at annual meetings of stockholders or to fill vacancies on our Board;
•
developing and recommending to our Board and overseeing implementation of our Corporate Governance Guidelines;
•
coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the Company; and
•
reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Criteria for Board Membership

The Nominating and Corporate Governance Committee is responsible for assessing the appropriate balance of experience, skills and other characteristics required of our directors. The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including the highest personal integrity and ethics, the ability to read and understand basic financial statements and being older than 21. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in their field, having the ability to exercise sound business judgment, experience as a member of a board of directors or as an executive officer of another publicly held company, having a diverse personal background, perspective and experience, and having the commitment to rigorously represent the long-term interests of our stockholders. In conducting this assessment, although the Board does not have a formal policy specifying how diversity of background and personal experience should be applied in identifying or evaluating director candidates, the Nominating and Corporate Governance Committee considers diversity (including gender, ethnic background and country of origin), age, skills and other factors as it deems appropriate, given the current needs of our Board and our business, to maintain a balance of knowledge, experience and capability. These qualifications may be modified from time to time. Candidates for director nominees are reviewed in the context of the current composition of our Board, our operating requirements and the long-term interests of our stockholders. The Nominating and Corporate Governance Committee uses the same selection criteria regardless of whether the candidate has been recommended by a stockholder or identified by our Board. When evaluating a candidate for our Board, the Nominating and Corporate Governance Committee does not assign specific weight to any of these factors, nor does the Nominating and Corporate Governance Committee believe that all of the criteria must necessarily apply to every candidate. At minimum, a director’s qualifications and attributes, in light of the above-mentioned criteria, are considered each time the director is nominated or re-nominated for Board membership.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to Biote during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, our Nominating and Corporate Governance Committee also evaluates whether the nominee is independent for Nasdaq purposes, based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. Our Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our Board. Our Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to our Board.

Stockholder Recommendations

The Nominating and Corporate Governance Committee will consider written recommendations from stockholders for director candidates. The Nominating and Corporate Governance Committee considers persons recommended by our stockholders in the same manner as a nominee recommended by our Board members, management or a third-party executive search firm in accordance with the criteria described above. The Nominating and Corporate Governance Committee evaluates candidates recommended by stockholders using the same criteria it applies to evaluate other candidates. Stockholders who wish to recommend a director candidate should submit the candidate’s name and background information in writing to our Secretary at 1875 W. Walnut Hill Ln #100, Irving, Texas 75038. Nominating stockholders and nominees must satisfy the requirements set forth in our Bylaws. Any notice of director nomination submitted to Biote must comply with the requirements of 14a-19(b) under the Exchange Act.

Board Leadership Structure

Our Bylaws provide our Board with the flexibility to combine or separate the positions of chairperson of the Board and Chief Executive Officer to reflect our evolving needs and strategy, changes in our Board’s composition and leadership needs, as well as other factors, including the views of our stockholders and other stakeholders. Our Corporate Governance Guidelines specify that our Board will select our Chief Executive Officer and chairperson of our Board in the manner that it determines to be in the best interests of our stockholders. We do not believe there should be a fixed rule regarding the positions of Chief Executive Officer and chairperson being held by different individuals, or whether the chairperson should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to assume these roles may require different outcomes at different times, and our Board believes that retaining flexibility in these decisions is in the best interests of the Company and its stockholders.

Pursuant to its charter, the Nominating and Corporate Governance Committee periodically reviews this matter and make recommendations to our Board. The Nominating and Corporate Governance Committee has recommended, and our Board of directors has determined, that the roles of Chief Executive Officer and chairperson of our Board of directors should be separate. The role of chairperson is currently held by Mr. Beer, a non-employee director.

Role of the Board in Risk Oversight

A key function of our Board is informed oversight of our risk management process. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the

Company. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. Our Board and its committees consider specific risk topics, including risks associated with our strategic plan, business operations, capital structure, information technology, data privacy and cyber security. It is the responsibility of the committee chairpersons to report findings regarding material risk exposures to our Board as quickly as possible.

Our Audit Committee has the responsibility to consider and discuss with management and the auditors, as appropriate, our guidelines and policies with respect to financial risk management and financial risk assessment, including our major financial risk exposures and the steps taken by management to monitor and control these exposures. Areas of focus for our Audit Committee include our policies and other matters relating to our investments, cash management and foreign exchange management, major financial risk exposures, the adequacy and effectiveness of our information security policies and practices and the internal controls regarding information security, and the steps taken by management to monitor and mitigate or otherwise control these exposures and to identify future risks. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, including risks related to executive compensation and overall compensation and benefit strategies, plans, arrangements, practices and policies. Our Nominating and Corporate Governance Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. The Nominating and Corporate Governance Committee also oversees and reviews with management our major legal compliance risk exposures and the steps management has taken to monitor or mitigate such exposures.

In connection with its reviews of our business operations and corporate functions, our Board addresses the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. While our Board and its committees oversee risk management strategy, management is responsible for implementing and supervising day-to-day risk management processes and reporting to our Board and its committees on such matters.

Family Relationships

There are no family relationships among any of our executive officers or directors with the exception of Mr. Steven Heyer and Mr. Andrew Heyer, who are brothers.

Communications with The Board of Directors

Our relationship with our stockholders is an important part of our corporate governance program. Engaging with stockholders helps us to understand how they view us, to set goals and expectations for our performance, and to identify emerging issues that may affect our strategies, corporate governance, compensation practices or other aspects of our operations. Our stockholder and investor outreach includes investor road shows, analyst meetings, and investor conferences and meetings. We also communicate with our stockholders and other stakeholders through various media, including our annual report and SEC filings, proxy statement, news releases and our website. Our webcasts for quarterly earnings releases are open to all. These webcasts are available in real time and are archived on our website for a period of time.

Any interested person may communicate directly with the presiding director or the non-management or independent directors as a group. Persons interested in communicating directly with the independent or non-management directors regarding their concerns or issues may do so by addressing written correspondence to a particular director, or to the independent or non-management directors generally, in care of 1875 W. Walnut Hill Ln #100, Irving, Texas 75038, Attention: Secretary. If no particular director is named, letters will be forwarded, depending upon the subject matter, to the chairperson of the Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee, as applicable.

Code of Conduct and Ethics

We have adopted a code of ethics (the “Code of Ethics”) applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq, which is available on the Governance section of our investor relations website at ir.biote.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the Code of Ethics.

Corporate Governance Guidelines

The Board adopted the biote Corp. Corporate Governance Guidelines (the “Corporate Governance Guidelines”) for the conduct and operation of the Board in order to give our directors a flexible framework for effectively pursuing our objectives for the benefit of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to Board composition and selection, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and management succession planning and Board committees and compensation. The Corporate Governance Guidelines available on the Governance section of our investor relations website at ir.biote.com.

Hedging Policy

The Board has adopted the biote Corp. Insider Trading Policy (the “Insider Trading Policy”), which prohibits hedging or monetization transactions with respect to our Common Stock, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds. In addition, the Insider Trading Policy prohibits trading in derivative securities related to our Common Stock, which include publicly traded call and put options, engaging in short selling of our Common Stock, purchasing our Common Stock on margin or holding it in a margin account and pledging our shares as collateral for a loan.

Item 11. Executive Compensation.

Overview

We have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies, as the Company is an emerging growth company. The scaled down disclosure rules require compensation disclosure for our principal executive officer and its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2022 exceeded $100,000 and who were serving as executive officers as of December 31, 2022. We refer to these individuals as “named executive officers.” For 2022, our named executive officers were:

•
Teresa S. Weber, Biote’s Chief Executive Officer;
•
Samar Kamdar, Chief Financial Officer; and
•
Mary Elizabeth Conlon, Vice President, Business Development & General Counsel.

Summary Compensation Table

The following table sets forth information for each of the last two completed fiscal years regarding compensation awarded to or earned by our Chief Executive Officer and the two other most highly compensated executive officers, or collectively, the named executive officers, during the fiscal years indicated:

Name and Principal Position	Year	Salary(1)	Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(5) ($)		All Other Compensation(3) ($)		Total ($)
Teresa S. Weber	2022	541,392	340,160	2,689,432	3,158,852	(4)	—		6,729,835
Chief Executive Officer	2021	1,472,530	—	—	—		1,799	(8)	1,474,329
Samar Kamdar(6)	2022	118,462	—	595,945	44,940		3,556		762,890
Chief Financial Officer	2021	—	—	—	—		—		—
Mary Elizabeth Conlon(7)	2022	355,038	—	291,212	110,811		9,150		766,211
Vice President, Business Development & General Counsel	2021	167,308	1,436,555	—	35,000		2,423		1,641,286

(1) Salary amounts represent actual amounts earned during the applicable year. See “—Narrative to the Summary Compensation Table—Annual Base Salary” below.

(2) Amounts represent the aggregate grant date fair value of the awards granted to our named executive officers during the years indicated as computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”). For additional information on these awards, please see “—Outstanding Equity Awards at Fiscal Year-End.”

(3) The amounts in this column represent Biote’s matching contributions to the named executive officer’s 401(k) plan.

(4) Amount includes $2,808,342 of performance-based cash bonuses awarded to Ms. Weber during the fiscal year ended December 31, 2022 in connection with the Closing of the Business Combination.

(5) Amounts reflect target performance-based cash bonuses awarded to our named executive officers.

(6) Mr. Kamdar was appointed as the Company’s Chief Financial Officer, effective August 24, 2022. Amounts in the table reflect actual compensation awarded to Mr. Kamdar and are not annualized.

(7) Ms. Conlon was appointed as the Company’s Vice President, Business Development & General Counsel in June 2021. Amounts in the table reflect actual compensation awarded to Ms. Conlon and are not annualized.

(8) For Ms. Weber, the amounts in this column also include reimbursements for participation in certain professional association activities incurred for our year ended December 31, 2021.

Narrative to the Summary Compensation Table

Annual Base Salary

Our named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. See “—Employment Arrangements” for additional information.

The following table sets forth the annual base salaries for our named executive officers for 2021 and 2022.

Name	2021 Base Salary ($)	2022 Base Salary ($)
Teresa S. Weber	400,000	575,000
Samar Kamdar(1)	N/A	350,000
Mary Elizabeth Conlon(2)	300,000	395,400

(1) Mr. Kamdar was appointed as the Company’s Chief Financial Officer, effective August 24, 2022. The base salary reflected for Mr. Kamdar represents his annualized salary.

(2) Ms. Conlon was appointed as the Company’s Vice President, Business Development & General Counsel in June 2021.

Non-Equity Incentive Plan Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. In accordance with the terms of their respective employment agreements, our named executive officers are eligible to receive discretionary annual bonuses of up to a percentage of each executive’s gross base salary based on individual performance, company performance or as otherwise determined appropriate, as determined by the Compensation Committee of the Board.

The Board previously approved specified company and individual performance metrics for annual bonuses for our executives for fiscal 2022 as well as target bonuses for certain executives of the Company. Mr. Kamdar was eligible to receive a pro-rated bonus award for the portion of 2022 during which he was employed by us. The Compensation Committee has reviewed the Company’s fiscal year 2022 corporate performance, reflecting a 100% achievement of the 2022 Corporate Goals, and deemed it advisable to approve a bonus pool in the amount of $87,109 for non-executive employees, based on the 2022 Corporate Goals Achievement, for the payment of 2022 cash performance bonuses to non-executive employees of the Company.

The following table sets forth the bonus amounts for our named executive officers for 2022.

Name	2022 Bonus Amount
Teresa S. Weber(1)	3,158,852
Samar Kamdar(2)	4,940
Mary Elizabeth Conlon	110,811

(1) Amount includes $2,808,342 of performance-based cash bonuses awarded to Ms. Weber during the fiscal year ended December 31, 2022 in connection with the Closing of the Business Combination.

(2) Mr. Kamdar was appointed as the Company’s Chief Financial Officer, effective August 24, 2022.

Equity-Based Incentive Awards

Our equity-based incentive awards granted to our named executive officers are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. As of the date of this Annual Report, stock awards and stock option awards were the only form of equity awards we have granted to any of our executive officers.

We use stock options as an incentive for long-term compensation to our executive officers because the stock options allow our executive officers to profit from this form of equity compensation only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our Common Stock on the date of grant. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. We may grant equity awards at such times as the Board or Compensation Committee determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option award in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

As of the date of this Annual Report, we have granted all stock options pursuant to our 2022 Equity Incentive Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our Common Stock on the date of grant of such award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “— Outstanding Equity Awards at Fiscal Year-End.”

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022. All awards were granted pursuant to the Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price(1) ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2) ($)
Teresa S. Weber	—	1,137,430	(3)	$4.00	9/14/2032	85,040	317,199
Samar Kamdar(4)	—	250,000	(3)	$4.00	9/14/2032	—	—
Mary Elizabeth Conlon	—	123,161	(3)	$4.00	9/14/2032	63,606	237,250

(1) All of the option awards listed in the table were granted with an exercise price per share that is no less than the fair market value of our Class A common stock on the date of grant of such award, as determined in good faith by the Board.

(2) The market value of unvested shares is calculated by multiplying the number of unvested shares by the closing market price of our Class A common stock on Nasdaq on December 30, 2022, the last trading day of the year, which was $3.73 per share.

(3) 50% of the shares vest on the second-year anniversary of the vesting commencement date, with the remainder of the shares vesting in 24 equal monthly installments thereafter, subject to the recipient’s continuous service through each applicable vesting date.

(4) Mr. Kamdar was appointed as the Company’s Chief Financial Officer, effective August 24, 2022.

See “—Potential Payments and Benefits upon Termination or Change of Control” for a description of vesting acceleration applicable to stock options held by our named executive officers.

We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our Incentive Plans.

Benefits and Perquisites

We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; employee assistance program; life planning, financial and legal resources; and worldwide emergency travel assistance. We do not maintain any executive-specific benefit or executive perquisite programs other than as provided in the agreements described in the section immediately below.

Other than the director and officer insurance coverage we maintain for our directors and officers, we do not maintain any executive-specific health and welfare benefit or perquisites.

Health and Welfare Benefits and Perquisites

We provide benefits to our named executive officers on the same basis as provided to all of our employees, including: health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; life planning financial and legal resources; and worldwide emergency travel assistance.

401(k) Plan

Biote’s named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the IRS. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible employee compensation. Safe harbor contributions vest immediately for each participant.

Employment and Other Arrangements

Below are descriptions of our employment agreements and arrangements with our named executive officers. The agreements generally provide for at-will employment without any specific term and set forth the named executive officer’s initial base salary and annual target bonus. Each named executive officer is also eligible to participate in all employee benefit plans that are generally available to our employees. Furthermore, each of our named executive officers has executed our standard employee confidential information and invention assignment agreement, which includes, among other things, non-solicitation and non-competition provisions.

Teresa S. Weber

Biote Medical entered into a services agreement with Ms. Weber effective as of May 26, 2022. Ms. Weber’s services agreement provides that she will serve as the Chief Executive Officer of Biote and BioTE Management, LLC, and as a member of the Board, receive an annual base salary of $575,000 and be eligible for a discretionary annual cash bonus, with a target of 100% of base salary based on annual performance standards to be established and determined by Biote in its sole discretion.

In addition, Ms. Weber’s services agreement provides for severance benefits upon an involuntary termination. Ms. Weber’s amended and restated employment agreement provides that if Ms. Weber’s employment is terminated without cause or with good reason she shall receive (a) continuation of her then-current base salary plus (b) payment of monthly COBRA premiums for continuation coverage under her medical, dental and life insurance plans coverage (if any) as in effect on the day prior to the effective date of her termination, for a period of 18 months if such termination is in connection with a change in control event, or 12 months if such termination is not in connection with a change in control event. In addition, in the event such termination is in connection with a change in control event, Ms. Weber shall also receive a monthly payment in an amount equal to 1/12th of her then-current target bonus for a period of 18 months. Such payments are contingent on Ms. Weber’s execution and nonrevocation of an effective written release of claims and the COBRA premium payments shall cease in the event Ms. Weber (i) becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment or (ii) ceases to be eligible for COBRA continuation coverage.

Samar Kamdar

On July 15, 2022, Biote Medical entered into an employment agreement with Samar Kamdar, which was amended on August 24, 2022. The employment agreement provides for Mr. Kamdar’s at-will employment as the Chief Financial Officer for a term commencing on August 24, 2022 and continuing until terminated by either the Company or Mr. Kamdar. Under the terms of the Employment Agreement, Mr. Kamdar will be entitled to: (i) an annualized base salary of $350,000 per year; (ii) an annual bonus of up to 40% of his base salary; (iii) an initial grant of 250,000 stock options pursuant to the Company’s Incentive Plan and eligibility to participate in the Incentive Plan; and (iv) eligibility to participate in the Company’s employee benefit plans and programs in accordance with the terms and conditions of the applicable plans and programs.

In addition, Mr. Kamdar’s employment agreement provides that if Mr. Kamdar’s employment is terminated without cause or with good reason he shall receive (i) continuation of his then-current base salary plus (ii) payment of monthly COBRA premiums for continuation coverage under his medical, dental and life insurance plans coverage (if any) as in effect on the day prior to the effective date of his termination, for a period of 12 months if such termination is in connection with a change in control event, or 9 months if such termination is not in connection with a change in control event. In addition, in the event such termination is in connection with a change in control event, Mr. Kamdar shall also receive a monthly payment an amount equal to 1/12th of his then-current target bonus for a period of 12 months. Such payments are contingent on Mr. Kamdar’s execution and nonrevocation of an effective written release of claims and the COBRA premium payments shall cease in the event Mr. Kamdar (i) becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment or (ii) ceases to be eligible for COBRA continuation coverage. Biote has also entered into an indemnification agreement with Mr. Kamdar on the same terms as it has with its other directors and executive officers.

Mary Elizabeth Conlon

On May 31, 2022, Biote Medical entered into an employment agreement with Mary Elizabeth Conlon, effective as of May 26, 2022. Ms. Conlon’s employment agreement provides that she will serve as Biote’s Vice President, Business Development & General Counsel, receive an annual base salary of $395,400 and be eligible for a discretionary annual cash bonus, with a target of 40% of base salary based on annual performance standards to be established and determined by Biote in its sole discretion.

In addition, Ms. Conlon’s employment agreement provides that if Ms. Conlon’s employment is terminated without cause or with good reason she shall receive (a) continuation of her then-current base salary plus (b) payment of monthly COBRA premiums for continuation coverage under her medical, dental and life insurance plans coverage (if any) as in effect on the day prior to the effective date of her termination, for a period of 12 months if such termination is in connection with a change in control event, or 9 months if such termination is not in connection with a change in control event. In addition, in the event such termination is in connection with a change in control event, Ms. Conlon shall also receive a monthly payment an amount equal to 1/12th of her then-current target bonus for a period of 12 months. Such payments are contingent on Ms. Conlon’s execution and nonrevocation of an effective written release of claims and the COBRA premium payments shall cease in the event Ms. Conlon (i) becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment or (ii) ceases to be eligible for COBRA continuation coverage. Biote has also entered into an indemnification agreement with Ms. Conlon on the same terms as it has with its other directors and executive officers.

Marc Beer

Biote Medical entered into an executive chair agreement with Mr. Beer effective as of May 26, 2022, providing for Mr. Beer to serve as Biote’s Executive Chairman of the Board, receive a cash fee of $242,000 and be eligible for a discretionary annual cash bonus, with a target of 100% of cash fee based on financial performance standards of the Company to be established and determined by Biote in its sole discretion.

Potential Payments Upon Termination or Change in Control

The employment agreements for our named executive officers provide for severance and change in control benefits as described above under “—Employment Arrangements.”

Equity Benefit Plans

Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as Biote believes it is important to maintain a strong link between executive incentives and the creation of stockholder value. Biote believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our shares as of March 15, 2023 by:

•
each of our named executive officers;
•
each of our directors;
•
all of our current directors and executive officers as a group; and
•
each person known by us to be the beneficial owner of more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 70,320,563 shares of Common Stock outstanding as of March 15, 2023, which includes 10,000,000 Earnout Voting Shares and 1,587,400 Sponsor Earnout Shares. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of March 15, 2023. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner(1)	Number of Shares	Percentage of Shares
Directors and Executive Officers:
Steven J. Heyer(2)	2,191,962	3.1%
Andrew R. Heyer(3)	3,730,329	5.2%
Dana Jacoby(4)	33,317	*
Marc D. Beer(5)	2,967,092	4.2%
S. Mark Cone(6)	116,667	*
Debra L. Morris(7)	40,565	*
Teresa S. Weber(8)	2,967,092	4.2%
Samar Kamdar	13,000	*
Mary Elizabeth Conlon(9)	133,269	*
All directors and executive officers as a group (9 individuals)	12,193,293	16.6%
Greater than Five Percent Holders:
Dr. Gary S. Donovitz(10)	23,343,672	33.2%
Donovitz Family Irrevocable Trust(11)	18,072,607	25.7%
Boston Partners(12)	988,528	1.4%
Roystone Entities(13)	3,520,951	5.0%

*Less than 1%.

(1)
Unless otherwise stated, the business address of each of these entities or individuals is 1875 W Walnut Hill Ln #100, Irving, TX 75038, United States.
(2)
Consists of (i) 729,856 shares of Class A common stock (which includes 126,132 Sponsor Earnout Shares), (ii) 1,442,737 Private Placement Warrants and (iii) 19,369 shares of Class A common stock issuable upon the exercise of options within 60 days of March 15, 2023.
(3)
Consists of (i) (a) 1,473,513 shares of Class A common stock (which includes 237,369 Sponsor Earnout Shares), (b) 957,568 Private Placement Warrants and (c) 19,369 shares of Class A common stock issuable upon the exercise of options within 60 days of March 15, 2023 held by Mr. Andrew Heyer, (ii) (a) 345,201 shares of Class A common stock (which includes 42,375 Sponsor Earnout Shares) and (b) 204,281 Private Placement Warrants held by Heyer Investment

Management, LLC, (iii) (a) 61,298 shares of Class A common stock (which includes 10,593 Sponsor Earnout Shares) and (b) 51,070 Private Placement Warrants held by Harris Reid Heyer Trust, (iv) (a) 61,298 shares of Class A common stock (which includes 10,593 Sponsor Earnout Shares) and (b) 51,070 Private Placement Warrants held by James Heyer Trust, (v) (a) 61,298 shares of Class A common stock (which includes 10,593 Sponsor Earnout Shares) and (b) 51,070 Private Placement Warrants held by Peter Justin Heyer Trust, (vi) (a) 61,298 shares of Class A common stock (which includes 10,593 Sponsor Earnout Shares) and (b) 51,070 Private Placement Warrants held by William Heyer Trust, and (vii) (a) 153,250 shares of Class A common stock (which includes 26,484 Sponsor Earnout Shares) and (b) 127,675 Private Placement Warrants held by the Mindy B. Heyer 2021 Grantor Retained Annuity Trust. Mr. Andrew Heyer is (i) a trustee of each of Harris Reid Heyer Trust, James Heyer Trust, Peter Justin Heyer Trust, and William Heyer Trust; and (ii) the managing member of Heyer Investment Management, LLC, and has voting and dispositive power of the securities held by such entities. Accordingly, Mr. Andrew Heyer may be deemed to have or share beneficial ownership of such securities. In addition, Mr. Andrew Heyer’s spouse is the sole trustee, grantor and recipient of annuity payments of the Mindy B. Heyer 2021 Grantor Retained Annuity Trust. Mr. Andrew Heyer disclaims beneficial ownership of the securities held by the Mindy B. Heyer 2021 Grantor Retained Annuity Trust, and the filing of this report should not be deemed an admission that Mr. Andrew Heyer is the beneficial owner of such securities.
(4)
Consists of (i) 23,473 shares of Class A common stock and (ii) 9,844 restricted stock units (“RSUs”) vesting within 60 days of March 15, 2023.
(5)
Consists of 2,967,092 shares of Class A common stock underlying Class V voting stock (which includes 654,387 Earnout Voting Shares).
(6)
Consists of (i) 106,823 shares of Class A common stock and (ii) 9,844 RSUs vesting within 60 days of March 15, 2023.
(7)
Consists of (i) 30,000 shares of Class A common stock and (ii) 10,565 shares of Class A common stock issuable upon the exercise of options within 60 days of March 15, 2023. Ms. Morris was appointed as a member of the Board on November 3, 2022. All information regarding compensation and awards in this section reflects the compensation of Ms. Morris as a director from and after November 3, 2022.
(8)
Consists of 2,967,092 shares of Class A common stock underlying Class V voting stock (which includes 654,387 Earnout Voting Shares).
(9)
Consists of (i) 93,894 shares of Class A common stock and (ii) 39,375 RSUs vesting within 60 days of March 15, 2023.
(10)
Consists of: (i) 848,726 shares of Class A common stock underlying Class V common stock (which includes 144,918 Earnout Voting Shares) held by BioTE Management, LLC, of which Dr. Donovitz is the sole member; and (ii) 22,494,946 shares of Class A common stock underlying Class V common stock (which includes 3,840,969 Earnout Voting Shares) held by the Gary S. Donovitz 2012 Irrevocable Trust (formerly Marci M. Donovitz Trust), of which Dr. Donovitz is the trustee. Dr. Donovitz exercises sole voting and dispositive power over the shares held by the trust.
(11)
Consists of 18,072,607 shares of Class A common stock underlying Class V common stock (which includes 3,985,887 Earnout Voting Shares) held by the Donovitz Family Irrevocable Trust, of which Marci Donovitz is the trustee and beneficial owner. The business address of the Donovitz Family Irrevocable Trust is Synergy Wealth Partners, 600 N Shepherd Drive, Suite 200, Houston, TX 77007.
(12)
Information based on the Schedule 13G filed with the SEC on February 7, 2023. The shares of Class A common stock beneficially owned by Boston Partners, represent approximately 5.0% of the outstanding shares of Class A common stock. The business address of Boston Partners is One Beacon Street, 30th Floor, Boston, MA 02108.
(13)
Information based on the Schedule 13G, Form 3 and Form 4 filed with the SEC on February 17, 2023, which report beneficial ownership for each of: (i) Roystone Capital Management LP (“Roystone Management”); (ii) Roystone Capital Holdings LLC (“Roystone Capital”); (iii) Guines LLC and (iv) Richard Barrerra (together with Roystone Management, Roystone Capital and Guines LLC, the “Roystone Entities”). These filings indicate that (i) Guines LLC holds (a) 3,088,896 shares of Class A common stock (which includes 117,330 Sponsor Earnout Shares) and (b) 432,055 Private Placement Warrants, (ii) each of the entities or individuals listed above has shared power to vote and dispose of such shares of Class A common stock or Private Placement Warrants and (iii) none of the entities or individuals listed above has sole power to vote or dispose of such shares of Class A common stock or Private Placement Warrants. The shares of Class A common stock and the shares of Class A common stock underlying the Private Placement Warrants beneficially owned by the Roystone Entities, in the aggregate, represent approximately 17.5% of the outstanding shares of Class A common stock. The business address of the Roystone Entities is 767 Third Avenue, 29th Floor, New York, NY 10017.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022, we believe all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with, except that the following reports were filed late due to administrative oversight: (i) a Form 3 was inadvertently filed late for Mr. Kamdar and Ms. Morris, respectively and (ii) one Form 4 related to vesting of phantom stock was filed late on behalf of Dr. Cone and Ms. Conlon, respectively and two Form 4s related to vesting of phantom stock were filed late for Ms. Jacoby. Dr. Gary Donovitz, who beneficially owns more than 10% of the outstanding shares of Class A common stock, has not filed any reports under Section 16(a) since his initial Form 3 and Form 4. In addition, the Donovitz Family Irrevocable Trust, which beneficially owns more than 10% of the outstanding shares of Class A common stock, has not filed any reports under Section 16(a), including an initial Form 3 or Form 4s.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this Annual Report, the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

•
HYAC or Biote has been or is to be a participant;
•
the amounts involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets on a consolidated basis at year end for the past two fiscal years; and
•
any of our directors, executive officers or holders of more than five percent of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

HYAC’s Related Party Transactions

On July 6, 2020, the Sponsor paid $25,000 to cover certain of HYAC’s offering costs in exchange for 8,625,000 shares of Class B common stock, 687,500 of which were subsequently forfeited in connection with the partial exercise of the over-allotment option by the underwriters in order for the Sponsor to maintain ownership of 20.0% of the issued and outstanding shares of the Company.

The Sponsor purchased an aggregate of 5,566,666 private placement warrants, exercisable for one share of Class A common stock at $11.50 per share for an aggregate purchase price of $8,350,000, or $1.50 per warrant, in a private placement that occurred simultaneously with HYAC’s initial public offering, consummated on March 4, 2021 (the “IPO”).

Prior to the Business Combination, HYAC utilized office space at 501 Madison Avenue, Floor 12, New York, New York 10022 from our Sponsor. HYAC paid an affiliate of our Sponsor $20,000 per month for office space, utilities, secretarial and administrative services provided to our directors and officers. Upon completion of the Business Combination, HYAC ceased paying these monthly fees.

The Sponsor agreed to loan HYAC up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2020 or the closing of the IPO. The loan was fully paid off at the completion of the IPO on March 4, 2021. On February 28, 2022, HYAC issued an unsecured promissory note in the principal amount of $350,000 to the Sponsor. This loan is non-interest bearing. At the election of the Sponsor, all or a portion of the unpaid principal amount of such note may be converted into private placement warrants of Biote at a price of $1.50 per warrant. The principal balance of the promissory note was due on the Closing Date.

Biote’s Related Party Transactions

Employment Relationships

Mandy Cotten, the daughter of Dr. Gary S. Donovitz, Biote’s founder, former chairman and one of our five percent or greater stockholders, was employed by BioTE Medical as a Clinic Director from September 1, 2015 to June 14, 2022. Mandy Cotten also provided services as a proctor and, from January 1, 2021 to June 14, 2022, Mandy Cotten also managed Biote’s therapy hotline. Mandy Cotten’s compensation included an annual salary of $137,000 in addition to a potential bonus based on services performed for Biote.

BioTE Medical granted Mandy Cotten phantom equity for her contributions as key personnel pursuant to that certain Phantom Equity Rights Grant Notice and Award Agreement, dated January 1, 2021, by and between BioTE Medical and Mandy Cotten (the “Cotten Phantom Equity Award”), which were forfeited as a result of her departure on June 9, 2022. Pursuant to the Cotten Phantom Equity Award, Mandy Cotten was entitled to receive a stated percentage of the net sales proceeds of a change in control paid or payable to Biote or Biote’s Members. BioTE Medical’s board of managers determined that the net sale proceeds from the Business Combination was $555,000,000, and that such amount would be satisfied through the issuance of, in the aggregate, approximately

138,750 shares of the Company’s Class A common stock to Mandy Cotten, to be issued in eight equal quarterly installments following the Closing of the Business Combination; however, the Cotten Phantom Equity Award was forfeited as a result of her departure on June 9, 2022.

Lani Hammonds-Donovitz, the wife of Dr. Gary S. Donovitz, Biote’s founder, former chairman and one of our five percent or greater stockholders, was employed by BioTE Medical from January 1, 2021 through April 30, 2021 as Director, Business Development – Research. Effective May 1, 2021, Ms. Donovitz became an independent contractor of BioTE Medical pursuant to that certain Independent Contractor Agreement with Lani D. Consulting, a company affiliated with Ms. Hammonds-Donovitz, which was terminated immediately prior to the Closing. Total compensation received by Ms. Donovitz and Lani D. Consulting was $157,639 and $265,936 for the years ended December 31, 2022 and 2021.

Founder Advisory Agreement

On May 18, 2022, BioTE Medical and Dr. Gary S. Donovitz, MD, the founder of BioTE Medical (the “Founder Advisor”), entered into a Founder Advisory Agreement, effective as of the Closing (the “Founder Advisory Agreement”). Pursuant to the Founder Advisory Agreement, the Founder Advisor transitioned from an officer and manager of BioTE Medical into the role of Founder Advisor and Senior Advisor (as defined in the Founder Advisory Agreement) as of the Closing. Pursuant to the Founder Advisory Agreement, Founder Advisor provides strategic advisory services to BioTE Medical for a period of four years, unless terminated earlier pursuant to the terms of the Founder Advisory Agreement, and receives an annual fee equal to $300,000 per year, continued coverage under BioTE Medical’s employee benefits and reimbursement for reasonable business expenses.

Independent Contractor Agreement

On May 18, 2022, BioTE Medical entered into an Independent Contractor Agreement with Lani D. Consulting, a company affiliated with Lani Hammonds Donovitz, the wife of Dr. Gary S. Donovitz, MD, Biote’s founder and one of our five percent or greater stockholders (the “New Independent Contractor Agreement”). Immediately upon the Closing, the New Independent Contractor Agreement replaced the Independent Contractor Agreement, dated as of May 3, 2021, between Lani D. Consulting and BioTE Medical. Pursuant to the New Independent Contractor Agreement, Lani D. Consulting will provide certain services to BioTE Medical for a period of four years, unless terminated earlier pursuant to the terms of the New Independent Contractor Agreement, and will receive an annual fee equal to $250,000 per year and reimbursement for reasonable business expenses. The New Independent Contractor Agreement was terminated effective September 9, 2022.

Related Party Transactions in Connection with the Business Combination

Tax Receivable Agreement

Simultaneously with the Closing, Biote entered into a tax receivable agreement (the “TRA”) with Holdings, the Members and the Members’ Representative. Pursuant to the TRA, Biote generally will be required to pay to the Members 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of the increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Holdings Units in exchange for Class A common stock (or cash) pursuant to the Holdings A&R OA, and tax benefits attributable to payments under the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired unless Biote exercises its right to terminate the TRA for an amount representing the present value of anticipated future tax benefits under the TRA (calculated under certain assumptions) or certain other acceleration events occur.

Sponsor Letter

In connection with the execution of the Business Combination Agreement, certain of HYAC’s then current officers and directors, the Sponsor, Biote, Holdings and the Members’ Representative entered into the “Sponsor Letter”, pursuant to which, among other things, the Sponsor agreed to (i) vote, at any duly called meeting of stockholders of the Company, in favor of the Business Combination Agreement and the transactions contemplated thereby, (ii) subject to certain exceptions, not to effect any sale or distribution of any of its shares of Class B common stock or private placement warrants and (iii) waive any and all anti-dilution rights described in the current charter or otherwise with respect to the shares of Class B common stock held by the Sponsor that may be implicated by the Business Combination such that the Class B common stock Conversion will occur as discussed herein (and as more fully described in the Sponsor Letter).

A&R Investor Rights Agreement

At the Closing, Biote, the Members, the Sponsor, the Members’ Representative and certain other parties entered into an investor rights agreement, which was amended and restated on July 19, 2022, and which we refer to as the A&R IRA. Pursuant to the terms of the A&R IRA, among other things, (i) that certain Registration Rights Agreement, by and between HYAC and certain security holders, dated March 1, 2021, entered into in connection with HYAC’s IPO, was terminated, (ii) the Company provided certain registration rights for the shares of Class A common stock held (or underlying certain securities held) by the Members, the Sponsor, and certain other parties, (iii) the Members agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of the shares of Class A common stock, Class V common stock and the Holdings Units held by such Members, as applicable, for six months following the Closing, and the Member Earnout Units until the date such securities have been earned in accordance with the Business

Combination Agreement and (iv) the Sponsor agreed not to, subject to certain exceptions, transfer, sell, assign or otherwise dispose of its (a) shares of Class A common stock (other than the Sponsor Earnout Shares, as defined therein) for six months following the Closing, (b) Sponsor Earnout Shares until the date such securities have been earned in accordance with the Business Combination Agreement and (c) warrants issued to the Sponsor pursuant to that certain Private Placement Warrants Purchase Agreement, dated March 1, 2021, by and between the Company and the Sponsor, and the underlying shares of Class A common stock, for 30 days following the Closing Date (such lock-up period superseding the lock-up period set forth in the Insider Letter (as defined in the A&R IRA)), in each case, as more fully described in the A&R IRA). All lock-up restrictions, other than those related to the Member Earnout Units and the Sponsor Earnout Shares, have now expired.

The foregoing description of the A&R IRA does not purport to be complete and is qualified in its entirety by the full text of the A&R IRA, a copy of which is attached as Exhibit 10.3 hereto.

Second Amended and Restated Operating Agreement of Biote

At the Closing, Biote, Holdings and the Members entered into the Second Amended and Restated Operating Agreement of Biote (the “Holdings A&R OA”), which, among other things, permitted the issuance and ownership of Holdings Units as contemplated to be issued and owned upon the consummation of the Business Combination, designated Biote as the sole manager of Holdings, provided for the Exchange Rights, set forth the rights and preferences of the Class A common units of Holdings (“Holdings Units”), and established the ownership of the Holdings Units by the persons or entities indicated in the Holdings A&R OA.

The foregoing description of the Holdings A&R OA does not purport to be complete and is qualified in its entirety by the full text of the Holdings A&R OA, a copy of which is attached as Exhibit 10.5 hereto.

Director and Officer Indemnification

The Charter contains provisions limiting the liability of directors and provides that the Biote will indemnify each of its directors and officers to the fullest extent permitted under Delaware law.

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements provide that Biote will indemnify each of its directors and executive officers against any and all expenses incurred by that director, executive officer, or other key employee because of his or her status as one of the Biote’s directors or executive officers to the fullest extent permitted by Delaware law, our Charter and our Bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, the Biote will advance all expenses incurred by its directors and executive officers in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.

Policies and Procedures for Related Person Transactions

The Board adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions (the “RPT Policy”). The RPT policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to the our general counsel any “related person transaction” (defined as any transaction that is reportable under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) and all material facts with respect thereto. The general counsel will promptly communicate such information to the Audit Committee or another independent body of our Board. No related person transaction will be entered into without the approval or ratification of our Audit Committee or another independent body of our Board. Directors interested in a related person transaction will be required to recuse themselves from any such vote. The RPT Policy does not specify the standards to be applied by its Audit Committee or another independent body of the Board in determining whether or not to approve or ratify a related person transaction, although such determinations are made in accordance with Delaware law.

Item 14. Principal Accounting Fees and Services.

Changes in Registrant’s Certifying Accountant.

Dismissal of Marcum LLP and Engagement of Deloitte & Touche LLP

As previously disclosed, on May 26, 2022, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm. On the same date, Deloitte was engaged as our new independent registered public accounting firm. The dismissal of Marcum and appointment of Deloitte was done in connection with the closing of the Business Combination and approved by our Board.

Principal Accountant Fees and Services

The following tables present the aggregate fees billed by Deloitte and Marcum for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year
Deloitte	2022	2021
Audit fees(1)	$698,000	$479,721
Audit-related fees(2)	142,300	2,024,890
Tax fees(3)	752,517	448,369
All other fees	—	—
Total fees	$1,592,817	$2,952,980

(1)
Audit fees in 2022 consisted of fees billed for professional services rendered for the audit of the Company’s 2022 consolidated financial statements and the reviews of 2022 interim condensed consolidated financial statements. Audit fees for 2021 consisted of fees billed for professional services rendered for the audit of Holdings’ consolidated financial statements (2021 and 2020) and the reviews of the applicable historical interim condensed consolidated financial statements.
(2)
Audit-related fees consisted of fees billed for audit services provided in connection with other regulatory filings and offerings, including the regulatory filings associated with the business combination and related financings.
(3)
Tax fees consisted of fees billed for professional services relating to tax compliance services.

	Fiscal Year
Marcum	2022	2021
Audit fees(1)	$74,938	$186,380
Audit-related fees	—	—
Tax fees(2)	8,755	7,200
All other fees	—	—
Total fees	$83,693	$193,580

(1)
Audit fees consist of fees billed for professional services rendered for the audit of HYAC’s year-end consolidated financial statements, interim reviews of HYAC’s quarterly financial statements, and audit services provided in connection with other regulatory filings and offerings, including the regulatory filings associated with the initial public offering, business combination, and related financings.
(2)
Tax fees consisted of fees billed for professional services relating to tax compliance services.

All fees incurred subsequent to the closing of the Business Combination in May 2022 were pre-approved by our Audit Committee.

Pre-Approval Policies and Procedures

Our Audit Committee approves all audit and pre-approves all non-audit services provided by Deloitte before it is engaged by us to render non-audit services to ensure that the provision of these services does not impair the auditor’s independence. These services may include audit-related services, tax services and other non-audit services.

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

•
all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to Deloitte during the fiscal year in which the services are provided;
•
such services were not recognized as non-audit services at the time of the relevant engagement; and
•
such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

The Audit Committee elected to delegate pre-approval authority to the chairperson of the Audit Committee to approve any one or more individual permitted non-audit services. The chairperson will report any pre-approval granted at the next meeting of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference include:

(1)
Financial Statements
(2)
Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.

(3)
Exhibits

The following exhibits required by Item 601 of Regulation S-K are filed as part of, or incorporated by reference into, this Annual Report:

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

3.2

Amended and Restated Bylaws of biote Corp. incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-k (File No. 001-40128) filed by the Company with the SEC on February 22, 2023).

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).
4.2

Warrant Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on March 5, 2021) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

4.3*	Description of the Registrant’s Securities.
10.1#*	Non-Employee Director Compensation Policy
10.2

Tax Receivable Agreement, dated as of May 26, 2022, by and among the Company, BioTE Holdings, LLC and the persons named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

10.3

Investor Rights Agreement, dated as of May 26, 2022, by and among the Company, the Members, the Members’ Representative, Haymaker Sponsor III LLC and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

10.4

Amended and Restated Investor Rights Agreement, dated as of July 19, 2022, by and among the Company, the Members, the Members’ Representative, Haymaker Sponsor III LLC and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 19, 2022).

10.5

Second Amended and Restated Operating Agreement of BioTE Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

10.6#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).
10.7#

Services Agreement, dated May 26, 2022, by and between BioTE Medical, LLC and Teresa S. Weber (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

10.8#

Services Agreement, effective as of May 26, 2022, by and between BioTE Medical, LLC and Marc Beer (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.9#

Amended and Restated Employment Agreement, effective as of May 26, 2022, by and between BioTE Medical, LLC and Robbin Gibbins (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.10#

Employment Agreement, effective as of June 10, 2022, by and between BioTE Medical, LLC and Ross McQuivey, M.D.(incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.11#

Employment Agreement, effective as of May 26, 2022, by and between BioTE Medical, LLC and Mary Elizabeth Conlon (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.12#

Executive Employment Agreement, dated May 26, 2022, by and between BioTE Medical, LLC and Cary Paulette (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on June 2, 2022).

10.13#

Employment agreement, effective July 15, 2022, by and between BioTE Medical, LLC and Samar Kamdar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

10.14#

Amendment to employment agreement, effective August 24, 2022, by and between BioTE Medical, LLC and Samar Kamdar (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

10.15#

Transition agreement, effective August 31, 2022, by and between BioTE Medical, LLC and Robbin Gibbins. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

10.16

Standby Equity Purchase Agreement, by and between biote Corp. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on July 28, 2022).

10.17#*	biote Corp. 2022 Equity Incentive Plan.
10.18#	biote Corp. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.19#	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.20#	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 2, 2022).
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

# Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: March 29, 2023	By:	/s/ Samar Kamdar
Name: Samar J. Kamdar
Title: Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Teresa S. Weber and Samar Kamdar, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Teresa S. Weber Teresa S. Weber	Chief Executive Officer, Director	March 29, 2023
/s/ Samar Kamdar Samar Kamdar	Chief Financial Officer	March 29, 2023
/s/ Marc D. Beer Marc D. Beer	Director, Chair	March 29, 2023
/s/ Dana Jacoby Dana Jacoby	Director	March 29, 2023
/s/ Mark Cone Mark Cone	Director	March 29, 2023
/s/ Steven J. Heyer Steven J. Heyer	Director	March 29, 2023
/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 29, 2023
/s/ Debra L. Morris Debra L. Morris	Director	March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of biote Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of biote Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Dallas, Texas

March 29, 2023

We have served as the Company’s auditor since 2021.

biote Corp.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$79,231	$26,766
Accounts receivable, net	6,948	5,231
Inventory, net	11,183	9,615
Other current assets	3,816	5,473
Total current assets	101,178	47,085
Property and equipment, net	1,504	2,335
Capitalized software, net	5,073	4,554
Operating lease right-of-use assets	2,052	356
Deferred tax asset	1,838	—
Total assets	$111,645	$54,330

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,112	$4,349
Accrued expenses	6,274	6,011
Term loan, current	6,250	5,000
Deferred revenue, current	1,965	1,705
Operating lease liabilities, current	165	248
Total current liabilities	18,766	17,313
Term loan, net of current portion	112,086	31,963
Deferred revenue, net of current portion	926	802
Operating lease liabilities, net of current portion	1,927	127
Warrant liability	4,104	—
Earnout liability	32,110	—
Total liabilities	169,919	50,205
Commitments and contingencies (See Note 18)
Stockholders’ Equity (Deficit)
Class A, AA, AAA, and AAAA units, no par value, unlimited units authorized; no and 1,013,197 units issued, no and 982,800 units outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 11,242,887 and no shares issued, 9,655,387 and no shares outstanding as of December 31, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 58,565,824 and no shares issued, 48,565,824 and no shares outstanding as of December 31, 2022 and December 31, 2021, respectively	5	—
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(44,460)	4,165
Accumulated other comprehensive loss	(5)	(40)
biote Corp.’s stockholders’ equity (deficit)	(44,459)	4,125
Noncontrolling interest	(13,815)	—
Total stockholders’ equity (deficit)	(58,274)	4,125
Total liabilities and stockholders’ equity (deficit)	$111,645	$54,330

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Product revenue	$163,133	$137,598
Service revenue	1,824	1,798
Total revenue	164,957	139,396
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	51,990	46,298
Cost of services	2,585	2,519
Cost of revenue	54,575	48,817
Commissions	974	2,056
Marketing	4,628	4,908
Selling, general and administrative	165,502	49,054
Income (loss) from operations	(60,722)	34,561
Other income (expense), net:
Interest expense	(5,091)	(1,673)
Gain from change in fair value of warrant liability	5,127	—
Gain from change in fair value of earnout liability	61,770	—
Loss from extinguishment of debt	(445)	—
Other income	1,073	17
Total other income (expense), net	62,434	(1,656)
Income before provision for income taxes	1,712	32,905
Income tax expense	388	286
Net income	1,324	32,619
Less: Net income attributable to noncontrolling interest	2,293
Net income (loss) attributable to biote Corp. stockholders	(969)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	(17)
Other comprehensive income (loss)	(1)	(17)
Comprehensive income	$1,323	$32,602

Net income (loss) per common share
Basic	$(0.12)
Diluted	$(0.12)
Weighted average common shares outstanding
Basic	8,059,371
Diluted	8,059,371

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2020	982,800	$—	—	$—	—	$—	$—	$(17,052)	$(23)	$(17,075)	$—	$(17,075)

Distributions	—	—	—	—	—	—	—	(11,402)	—	(11,402)	—	(11,402)
Net income	—	—	—	—	—	—	—	32,619	—	32,619	—	32,619
Other comprehensive loss	—	—	—	—	—	—	—	—	(17)	(17)	—	(17)

Balance at December 31, 2021	982,800	—	—	—	—	—	—	4,165	(40)	4,125	—	4,125
The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(9,575)	—	(9,575)	(3,311)	(12,886)
Net income through May 26, 2022	—	—	—	—	—	—	—	9,143	—	9,143	—	9,143
Other comprehensive income through May 26, 2022	—	—	—	—	—	—	—	—	1	1	—	1
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Net loss after May 26, 2022	—	—	—	—	—	—	—	(969)	—	(969)	(6,850)	(7,819)
Other comprehensive loss after May 26, 2022	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	—	—	—	—	—	82,180	—	82,180	—	82,180
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Vesting of RSUs	—	—	1,950,557	—	—	—	—	(424)	—	(424)	—	(424)
Issuance of shares under SEPA	—	—	130,559	—	—	—	—	561	—	561	—	561

Balance at December 31, 2022	—	—	9,655,387	1	48,565,824	5	—	(44,460)	(5)	(44,459)	(13,815)	(58,274)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Operating Activities
Net income	$1,324	$32,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,199	1,400
Bad debt expense (recoveries)	(155)	240
Amortization of debt issuance costs	589	222
Provision for obsolete inventory	140	471
Non-cash lease expense	240	226
Non-cash sponsor share transfers	7,216	—
Non-cash fees under SEPA	119	—
Share-based compensation expense	82,180	—
Gain from change in fair value of warrant liability	(5,127)	—
Gain from change in fair value of earnout liability	(61,770)	—
Loss from extinguishment of debt	445	—
Deferred income taxes	(743)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,562)	(752)
Inventory	(1,708)	(5,762)
Other current assets	(2,284)	34
Accounts payable	416	1,605
Deferred revenue	384	(373)
Accrued expenses	(30,841)	4,029
Operating lease liabilities	(219)	(239)
Net cash (used in) provided by operating activities	(9,157)	33,720
Investing Activities
Purchases of property and equipment	(333)	(1,448)
Purchases of capitalized software	(1,505)	(2,359)
Net cash used in investing activities	(1,838)	(3,807)
Financing Activities
Proceeds from the Business Combination	12,282	—
Principal repayments on term loan	(4,375)	(5,000)
Borrowings on term loan	125,000	—
Extinguishment of Bank of America term loan	(36,250)	—
Debt issuance costs	(4,036)	—
Settlement of phantom equity rights	(7,250)	—
Settlement of RSUs	(424)	—
Distributions	(12,886)	(11,402)
Capitalized transaction costs	(8,341)	(3,941)
Proceeds from issuance of shares under SEPA	442	—
SEPA transaction costs	(702)	—
Net cash provided by (used in) financing activities	63,460	(20,343)
Effect of exchange rate changes on cash and cash equivalents	—	(12)
Net increase in cash and cash equivalents	52,465	9,558
Cash and cash equivalents at beginning of period	26,766	17,208
Cash and cash equivalents at end of period	$79,231	$26,766
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,426	$1,462
Cash paid for income taxes	282	171
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$49	$282
Non-cash SEPA transaction costs	$119	$—

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the consolidated financial statements separate from the parent entity’s equity. The net income attributable to noncontrolling interest is included in net income in the consolidated statements of income and comprehensive income.

COVID-19—As of December 31, 2022 and December 31, 2021, the COVID-19 pandemic and the related disruptions caused to the global economy did not have a material impact on the Company’s business. However, the duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations remains somewhat uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its financial position. Further, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, the Company could experience an inability to access additional capital or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and/or other efforts.

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

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows.

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

Cash—As of December 31, 2022 and 2021, cash consists primarily of checking and savings deposits. The Company maintains deposits primarily with two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of invoiced amounts to clinics that are not yet paid. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections, and current credit conditions. The Company maintains an allowance for doubtful accounts to provide for uncollectible amounts based on historical collection experience and an analysis of the aging of receivables. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances still outstanding after management has exhausted all reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Bad debt expense is classified in selling, general, and administrative expense within the consolidated statements of income and comprehensive income. The Company generally does not require any security or collateral to support its receivables. A rollforward of the allowance for doubtful accounts is as follows (in thousands):

As of December 31, 2020	$(1,157)
Provisions charged to operating results	(240)
Account write-off and recoveries	(9)
As of December 31, 2021	(1,406)

As of December 31, 2021	(1,406)
Provisions charged to operating results	$155
Account write-off and recoveries	277
As of December 31, 2022	$(974)

Inventory—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory consists of bioidentical hormone pellets and dietary supplements. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Dietary supplements are high-grade vitamins used to enhance pellet therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of products. Management recorded a reserve for obsolescence of inventory related to inventory which has expired. See Note 5 for further details.

Other Current Assets—As of December 31, 2022 and December 31, 2021, the Company’s total other current assets consist of the following:

	December 31,	December 31,
	2022	2021
Prepaid expenses	$2,939	$847
Advances	877	685
Capitalized transaction costs	—	3,941
Total other current assets	$3,816	$5,473

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

Property and Equipment, Net—Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method and is recorded in Selling, general, and administrative expense over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Estimated Useful Life (in years)
Trocars	5
Leasehold improvements	Shorter of lease term or useful life of the improvement
Office equipment	5
Computer software	3-5
Furniture and fixtures	5-7
Computer equipment	3-5

See Note 6 for further details.

Capitalized Software, Net—Capitalization of costs related to internally developed software begins when the preliminary project stage is completed and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to eight years. Capitalized software is included within capitalized software, net on the consolidated balance sheet. See Note 7 for further details.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the years ended December 31, 2022 and 2021.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of December 31, 2022 and December 31, 2021, the Company does not have any financing leases.

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

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of income and comprehensive income.

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s long-term debt have been recorded as a direct reduction of the debt and amortized over the life of the associated debt as a component of interest expense using the straight-line method, which is not materially different compared to the effective interest method.

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

Earnout Liability—In connection with the Business Combination, the Members and the Sponsor received shares that will vest upon the achievement of certain share price targets. The earnout shares are classified as a liability in the Company’s consolidated balance sheet because it does not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the consolidated statement of income and comprehensive income. See Note 11 for further detail.

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

As of December 31, 2021, the following members’ equity units were issued and outstanding:

	December 31,
	2021
Members’ Equity	Issued	Outstanding
Class A (Voting)	16,721	16,721
Class AA (Non-voting)	903,079	903,079
Class AAA (Non-voting)	60,000	60,000
Class AAAA (Non-voting incentive units)	33,397	3,000
Total	1,013,197	982,800

As of December 31, 2022, the following shares of common stock were issued and outstanding:

	December 31,
	2022
Stockholders’ Equity	Issued	Outstanding
Class A common stock	11,242,887	9,655,387
Class B common stock	—	—
Class V voting stock	58,565,824	48,565,824
Total	69,808,711	58,221,211

The Company made operating distributions to Members of Holdings and taxing authorities on the Members’ behalf totaling $12,886 and $11,402 during the years ended December 31, 2022 and 2021, respectively.

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

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the year ended December 31, 2022, the Company sold 105,559 shares to Yorkville under the SEPA for cash proceeds of $442.

Noncontrolling Interest—Pursuant to the Business Combination, as described in Note 3, the Company is organized in an “Up-C” structure with the Company owning only a portion of its consolidated subsidiaries. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as noncontrolling interest in the consolidated financial statements. The noncontrolling interests, together with their corresponding shares of Class V voting stock, can be exchanged for Class A common stock in Biote or, at the election of the Company, cash. Because redemptions for cash is solely within the control of the Company, noncontrolling interest is presented in permanent equity.

Revenue Recognition—The Company accounts for revenue in accordance with FASB, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606). Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products in the statements of income and comprehensive income. Shipping and handling costs billed to customers are considered part of the transaction price and are recognized as revenue with the underlying product sales for dietary supplements and trocars.

The following is a description of the principal contract activities, disaggregated by the contract type, from which the Company generates its revenue.

The Biote Method

The Company generates revenues through standard service agreements with customers who participate in the Biote Method. The Biote Method is a bioidentical hormone replacement therapy which has been developed as a treatment designed to alleviate hormone imbalances. Under this agreement, the Company provides a bundle of goods and services to customers, including initial training to medical practitioners, bioidentical hormone pellets and software tools used for inventory management and dosing, and ongoing practice development and marketing support services, which includes a license to use the Company’s trademarks and trade names in the customer’s marketing materials. The initial contract term is three years, and customers have the option to renew for additional one-year periods.

For the bundled goods and services, the Company accounts for individual products and services separately if they are distinct, i.e., if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company has identified three distinct obligations in its standard service agreement: initial training, pellet procedures (including sales of bioidentical hormone pellets, use of inventory management software to monitor pellet inventory, and use of the Company’s blood dosing website to determine the appropriate pellets to use in each procedure), contract-term services (including ongoing practice development and marketing support, options to receive reusable trocars, and the right to use the reusable trocars through the term of the contract, if the option is exercised). The third obligation includes a combined lease/nonlease component for which the Company has adopted the practical expedient within ASC 842 which allows lessors to combine lease and non-lease components that have the same pattern of transfer to the customer-lessee and account for the combined component under the guidance relevant to the predominant portion of the component. By applying this expedient, the Company applies Topic 606 to the combined component.

The consideration in the contract is allocated between separate products and services in the bundle based on the stand-alone selling prices of each good and service. The stand-alone selling prices are determined based on the prices at which the Company separately sells the initial training and the pellet procedures. Judgment is required to determine the standalone selling price for each distinct performance obligation. For items that are not sold separately and for which the Company has not established a standalone selling price, the Company allocates consideration based on the residual approach.

The Company recognizes revenue for initial training over time as the customer completes the training. Training sessions generally occur over the course of 2-3 consecutive days at or near the time of contract inception. The Customer is charged an initial fixed-rate fee for this training. Customers pay in full for the initial training at the time of contract inception. The standalone selling price of these services is based on the lowest price offered by the Company for the services.

The Company recognizes revenue for pellet procedures at the point in time the procedures are performed by the practitioner, which is when control of the pellets transfers to the customer. Consideration for these services is in the form of a management fee assessed for each procedure performed, which includes a volume-based tiered pricing schedule. The standalone selling price for these services requires judgment and is estimated based on the Company’s historical experience with prices offered to similar customers throughout the initial term of the contract. Billings in excess of the standalone selling price constitute a premium charged to customers early in a relationship and are deferred and recognized when or as the remaining goods and services are transferred to the customer. Fees are billed and paid on a semimonthly basis.

The Company recognizes revenue for contract-term services on a straight-line basis over the initial term of the contract, which aligns with the Company’s satisfaction of the performance obligation. The Company allocates the residual consideration to this performance obligation, which is consistent with the allocation objective.

Dietary Supplements

Dietary supplements are supplements that customer practitioners resell to patients that aid the patients with maintaining hormone balances. The Company recognizes revenue for these, net of any discounts given, when control transfers to the customer, which is generally the point of shipment from the Company’s distributor. Products are billed at standalone selling price for the dietary supplements and invoiced at shipment.

Disposable Trocars

Disposable Trocars are manual surgical instruments intended for use by Biote-certified practitioners. These tools are used to implant the bioidentical hormone pellets into the customers’ patients. The Company recognizes revenue at the time control transfers, which is generally the point of shipment from the distributor. Products are billed at the standalone selling price for the trocars and invoiced at shipment.

Revenue disaggregated by the nature of the product or service and by geography is included within Note 4: Revenue Recognition.

As of the years ended December 31, 2022 and 2021, the Company had allocated $104 and $67 respectively, of consideration to the unsatisfied initial training obligations, and $1,655 and $1,393, respectively, of consideration to the unsatisfied contract-term service obligations provided to the Biote Method customers.

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue on the consolidated balance sheets and is expected to be recognized as revenue within one year, as the training is complete. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively. As of the years ended December 31, 2022 and 2021 the amount of consideration allocated to contract-term services presented within deferred revenue was $1,028 and $849, respectively, and the amount presented within deferred revenue, long-term was $627 and $544, respectively.

The Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, long-term for amounts expected to be recognized within one year and longer than one year, respectively. As of the years ended December 31, 2022 and 2021 the amount of these premiums within deferred revenue was $833 and $789, respectively, and the amount within deferred revenue, long-term was $299 and $258, respectively.

The Company has also elected the practical expedient in ASC 606 to not disclose consideration allocated to contracts with an original term of one year or less, which includes contracts for point-in-time sales of dietary supplements, disposable trocars, and pellet procedures. Pellet procedures are included in the Company’s Biote Method service agreement, which has a three-year stated term, but as revenues are recognized at a point in time, there are no minimum purchase volumes, and the contract allows for cancellation with ninety days’ notice from the customer, there are no pellet procedure obligations that are satisfied over a period greater than one year.

Contract Assets and Liabilities

Customer receivables are made up of consideration to which the Company has an unconditional right to payment, regardless of whether the Company has satisfied the performance obligations in the contract. All customer receivables are presented within accounts receivable, net of allowance for doubtful accounts in the consolidated balance sheets.

Contract assets are the Company’s right to consideration for goods or services that the entity has transferred to the customer when that right is conditioned on something other than the passage of time. The Company does not have any contract assets for the years ended December 31, 2022 and 2021.

Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or has an unconditional right to receive consideration. The Company’s contract liabilities include deposits for initial training and contract-term services paid in advance which have not been recognized as revenue during the period. Contract liabilities are presented within deferred revenue and deferred revenue, long-term in the consolidated balance sheets. Contract liabilities are classified as current liabilities for the amount of revenue that the Company expects to recognize within one year of the reporting date.

Changes in contract liabilities between each period are attributable to fees paid by new customers, revenue recognized for completed trainings, and revenue recognized for the Company’s over-time satisfaction of contract-term services.

The Company does not have a history of material returns or refunds, and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue and are $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

A reconciliation of the beginning and ending contract liabilities is included within Note 4: Revenue Recognition.

Cost of Revenue—Cost of services primarily consist of the costs incurred to deliver trainings to Biote Method customers. Cost of products includes the cost of pellets purchased from compounding pharmacies and sold to customers of the Biote Method, the cost of trocars and dietary supplements purchased from manufacturing facilities or third-party co-packers, and the shipping and handling costs incurred to deliver these products to the customers.

Marketing—Marketing expense includes advertising costs, marketing events, and program costs. These costs are expensed as incurred.

Selling, General, and Administrative—Selling, general, and administrative expense consists primarily of software licensing and maintenance and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Selling, general, and administrative expense also includes rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, other general overhead costs, insurance premiums, professional service fees, research and development, and costs related to regulatory and litigation matters.

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

During the years ended December 31, 2022 and 2021, the Company made $915 and $335, respectively, in safe harbor contributions under the 401(k) Plan, which are presented within Selling, general and administrative expense in the consolidated statements of income and comprehensive income.

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

Commissions—Commissions consist primarily of fees paid to a third-party sales force, internal sales force, and partner clinics which participate in the Company’s new clinic mentor program. Commissions paid to the Company’s internal and third-party sales forces relate to market support and development activities undertaken to drive channel sales through existing customers and are not considered incremental costs to obtain a customer contract. For the years ended December 31, 2022 and 2021 expenses incurred for these commission programs were $124 and $317, respectively.

Commissions paid to clinics under the Company’s mentorship program represent amounts paid to existing clinics which provide services to help new customers complete onboarding and other startup activities and are only incurred after contract initiation. These costs are expensed as incurred, consistent with other contract fulfillment costs. For the years ended December 31, 2022 and 2021 commissions paid under this program were $1,098 and $1,738, respectively.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of December 31, 2022 and December 31, 2021, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from three vendors totaled approximately 87% and 94% for the years ended December 31, 2022 and 2021, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the years ended December 31, 2022 and 2021. The Company did not have any customers that accounted for more than 10% of the outstanding gross accounts receivable as of December 31, 2022 or December 31, 2021.

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

Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities, and other instruments, companies will be required to use a new forward-looking “expected losses” model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. Further, the FASB issued ASU 2019-04, ASU 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. The standard will be adopted using the modified retrospective approach. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the potential impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. As of December 31, 2022 and December 31, 2021, there have been no exchanges, and therefore, no liability is recorded related to the TRA.

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

Credit Agreements

On the Closing Date, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement, dated as of May 26, 2022 (the “Credit Agreement”; any capitalized terms used but not defined herein have the meanings assigned to such terms in the Credit Agreement), by and among, inter alios, Holdings, BioTE Medical, LLC, (“BioTE Medical”), BioTe IP, LLC, (“BioTe IP” and, together with Holdings and BioTE Medical, collectively, the “Loan Parties”), certain lenders party thereto from time to time (the “Lenders”), and Truist Bank, as administrative agent for the Lenders (“Administrative Agent”). The Credit Agreement provides for (i) a $50,000 senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125,000 senior secured term loan A credit facility, which was borrowed in full on the Closing Date (the “Term Loan” and, together with the Revolving Loans, collectively, the “Loans”, such transactions together the “Debt Financing”). BioTE Medical used the proceeds of the Debt Financing to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A and for general corporate purposes.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream is as follows:

Financial Statement Caption	Revenue Stream	Year Ended December 31,
Product revenue:		2022	2021
	Pellet procedures	$128,952	$109,465
	Dietary supplements	32,412	27,241
	Disposable trocars	1,698	860
	Shipping fees	71	32
Total product revenue		163,133	137,598
Service revenue:
	Training	973	859
	Contract-term services	851	939
Total service revenue		1,824	1,798
Total revenue		$164,957	$139,396

Revenue recognized by geographic region is as follows:

Financial Statement Caption	Country	For the Year Ended December 31,
Product revenue:		2022	2021
	United States	$162,742	$137,349
	All other	391	249
Total product revenue		163,133	137,598
Service revenue:
	United States	1,781	1,798
	All other	43	—
Total service revenue		1,824	1,798
Total revenue		$164,957	$139,396

Significant changes in contract liability balances are as follows:

	Year Ended December 31,
	2022		2021
Description of change	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,710)	$—	$(2,048)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,342	760	1,022	652
Transfers between current and non-current liabilities due to the expected revenue recognition period	460	(460)	697	(697)
Total increase (decrease) in contract liabilities	$92	$300	$(329)	$(45)

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue on the consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, long-term for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations are as follows:

	December 31,	December 31,
	2022	2021
Unsatisfied training obligations - Current	$104	$67
Unsatisfied contract-term services - Current	1,028	849
Unsatisfied contract-term services - Long-term	627	544
Total allocated to unsatisfied contract-term services	1,655	1,393
Unsatisfied pellet procedures - Current	833	789
Unsatisfied pellet procedures - Long-term	299	258
Total allocated to unsatisfied pellet procedures	1,132	1,047
Total deferred revenue - Current	$1,965	$1,705
Total deferred revenue - Long-term	$926	$802

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue and are $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

5.
INVENTORY, NET

Inventory, net consists of the following:

	December 31,	December 31,
	2022	2021
Product inventory - Pellets	$6,213	$6,318
Less: Obsolete and expired pellet allowance	(1,298)	(1,356)
Pellet inventory, net	4,915	4,962
Product inventory - Dietary supplements	6,283	4,849
Less: Obsolete and expired dietary supplement allowance	(15)	(196)
Dietary supplement inventory, net	6,268	4,653

Inventory, net	$11,183	$9,615

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,	December 31,
	2022	2021
Trocars	$4,645	$4,448
Leasehold improvements	1,028	254
Office equipment	238	223
Computer software	140	135
Furniture and fixtures	161	119
Computer equipment	102	97
Construction in process	—	705
Property and equipment	6,314	5,981
Less: Accumulated depreciation	(4,810)	(3,646)
Property and equipment, net	$1,504	$2,335

Total depreciation expense related to property and equipment was $1,164 and $713 for the years ended December 31, 2022 and 2021. Total depreciation expense was included in Selling, general and administrative expense in the consolidated statements of income and comprehensive income. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consists of the following:

	December 31,	December 31,
	2022	2021
Website costs	$4,142	$3,571
Development in process	3,277	2,294
Less: Accumulated amortization	(2,346)	(1,311)
Capitalized software, net	$5,073	$4,554

Total amortization expense for capitalized software was $1,035 and $687 for the years ended December 31, 2022 and 2021, respectively. Total amortization expense was included in Selling, general and administrative expense in the consolidated statements of income and comprehensive income.

8.
ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2022	2021
Accrued professional fees	$354	$1,192
Accrued employee-related costs	4,221	2,213
Accrued merchant fees	—	184
Accrued interest	—	27
Legal accrual	—	1,302
Other	1,699	1,093
Accrued expenses	$6,274	$6,011

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) with a financial institution for a term loan for $50,000 (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points (BPS). As of December 31, 2022 and December 31, 2021, the outstanding principal on the Bank of America Term Loan was $0 and $37,500, respectively.

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10,000. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the years ended December 31, 2022 and 2021.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1,108. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. The balance on the Bank of America Term Loan is presented in the consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $91 and $222 for the years ended December 31, 2022 and 2021, respectively. At June 30, 2022, the remaining unamortized Bank of America debt issuance costs of $445 were written off as a loss from extinguishment of debt in the Company’s consolidated statements of income and comprehensive income upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125,000. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At December 31, 2022, the interest rate charged to the Company was approximately 6.92%. The Term Loam requires principal payments of approximately $1,563 in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of December 31, 2022, the outstanding principal on the Term Loan was $121,875.

Pursuant to the Credit Agreement, BioTE Medical may borrow under the “Revolving Loans” from time to time up to the total commitment of $50,000. The Company has not drawn on the line of credit during the year ended December 31, 2022.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. In addition, the Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. The Company was in compliance with all required covenants associated with the Credit Agreement as of December 31, 2022.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of approximately $4,036. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $498 for the year ended December 31, 2022.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $589 and $222 for the years ended December 31, 2022 and 2021, respectively.

The outstanding debt as of December 31, 2022 and 2021 is classified in the consolidated balance sheets as follows:

	December 31,	December 31,
	2022	2021
Term loan	$121,875	$37,500
Less: Current portion	(6,250)	(5,000)
	$115,625	$32,500
Less: Unamortized debt issuance costs	(3,539)	(537)
Term loan, net of current portion	$112,086	$31,963

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

2023	6,250
2024	6,250
2025	6,250
2026	6,250
2027	96,875
$121,875

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

The Company’s Public Warrants are treated as liabilities and recorded at fair value in the Warrant liability line of the consolidated balance sheet. Any changes in fair value are recorded in the changes in fair value of warrants line of the consolidated statements of income and comprehensive income. Please see Note 12 for further detail. No Public Warrants have been redeemed as of December 31, 2022 or December 31, 2021.

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

On December 31, 2022, there were 7,937,466 Public Warrants and 5,566,666 Private Placement Warrants outstanding. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s consolidated statements of income and comprehensive income. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in classification of the warrants have occurred through December 31, 2022.

The Company’s Private Placement Warrants are treated as liabilities and recorded at fair value in the Warrant liability line of the balance sheet. Any changes in fair value are recorded in the changes in fair value of warrants line of the consolidated statement of income and comprehensive income. Please see Note 12 for further detail.

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

The Company’s Earnout liability is recorded at fair value in the consolidated balance sheet. Any changes in fair value are recorded in the changes in earnout liability line of the consolidated statement of income and comprehensive income. Please see Note 12 for further detail.

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

The Company’s debt instruments are carried at amortized cost in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s term loan and revolving line of credit generally approximate their carrying values.

The Company’s Warrant liability and Earnout liability are recorded at fair value on a recurring basis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,381	$—	$—	$2,381
Private Placement Warrants	—	—	1,723	1,723
Earnout liability	—	—	32,110	32,110

	Fair Value Measurements as of May 26, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$5,397	$—	$—	$5,397
Private Placement Warrants	—	—	3,834	3,834
Earnout liability	—	—	93,880	93,880

There were no movements between levels during the year ended December 31, 2022. These instruments were not outstanding on the Company’s books for the year ended December 31, 2021.

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

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Private Placement Warrants as of December 31, 2022 and the Closing Date:

	As of
	December 31, 2022	May 26, 2022
Stock price	$3.73	$9.02
Exercise price	$11.50	$11.50
Risk-free rate	4.0%	2.7%
Volatility	42.2%	13.4%
Term (in years)	4.4	5.0

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated value.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Earnout liability as of December 31, 2022 and the Closing Date, the date of initial measurement:

	As of
	December 31, 2022	May 26, 2022
Stock price	$3.73	$9.02
Risk-free rate	4.1%	2.7%
Volatility	70.0%	60.0%
Term (in years)	4.4	5.0

The following table presents the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value as of December 31, 2022 and the Closing Date, the date of initial measurement:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of May 26, 2022 (initial measurement)	$3,834	$93,880	$97,714
Gain from change in fair value	(2,111)	(61,770)	(63,881)
Fair value as of December 31, 2022	$1,723	$32,110	$33,833

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained an approximately 86.5% membership interest in Holdings and Biote received an approximately 13.5% ownership interest in Holdings. As a result of share issuances subsequent to the Closing of the Business Combination, Biote’s ownership of Holdings, was approximately 16.6% as of December 31, 2022. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A common stock. As a result, Biote’s ownership interest in Holdings will continue to increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V voting stock were vested as of December 31, 2021, and the Closing of the Business Combination triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V voting stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50,026 of share-based compensation expense was recognized at Closing related to the incentive units. As of December 31, 2022, there are no incentive units outstanding.

Restricted Stock Units (Including Phantom Equity Rights)

Holdings also previously authorized the grant of phantom equity rights, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. For current employees as of the Closing Date, these awards vest quarterly over a period of one or two years after a change in control or qualifying liquidity event, and each holder is entitled to receive a stated percentage of the net transaction proceeds in excess of certain thresholds in accordance with the terms of their respective award agreement. Awards related to former employees vest at the time of a change in control or qualifying liquidity event, and each holder is entitled to receive a stated percentage of the net transaction proceeds in excess of certain thresholds or a maximum amount in accordance with the terms of their respective award agreement. The Closing of the Business Combination met the performance condition in the phantom equity rights. No compensation cost was recognized historically until the Closing of the Business Combination.

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

Since the Closing of the Business Combination, the Company continues to grant RSUs to certain employees under the 2022 Equity Incentive Plan adopted on May 26, 2022. New RSUs issued are valued at the Company’s stock price on the date of grant. The following table summarizes RSU activity during the year ended December 31, 2022:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2021	3,887,750	$8.85
Granted	85,040	$4.00
Forfeited	(296,250)	$8.71
Vested	(2,053,700)	$8.24
RSUs outstanding at December 31, 2022	1,622,840	$9.41

The Company recognized share-based compensation expense of $26,647 during the year ended December 31, 2022, related to RSUs, which included a cumulative catch-up of unrecognized share-based compensation expense for service provided from the grant date to the Closing of the Business Combination. As of December 31, 2022, there was $3,688 of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 1.0 year.

Stock Options

Subsequent to the Closing of the Business Combination, the Company began to grant stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan adopted on May 26, 2022. The following table summarizes stock option activity during the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2021	—	$—	—
Granted	5,165,328	$3.86
Forfeited	(122,700)	$3.73
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Options exercisable December 31, 2022	131,461	$3.99	2.1

The Company recognized share-based compensation expense of $1,168 during the year ended December 31, 2022 related to stock options. As of December 31, 2022, there was $10,156 of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.4 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2022 were as follows:

Expected term (in years)	6.0
Volatility	60.0%
Risk-free rate	3.5%
Dividend yield	0.0%

15.
LEASES

On July 1, 2014, BioTE Medical entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023. On November 1, 2022, the Company executed an extension of lease office space to extend through November 30, 2028. This extension included an additional 3,700 square feet of space that would be available for use in December of 2023, which would be included in monthly rent payments at this date accordingly.

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the consolidated statement of income and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Fixed lease expense	$278	$244
Total lease cost	$278	$244

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$257	$257
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,936	$-

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	December 31,	December 31,
	2022	2021
Lease assets
Operating lease right-of-use assets	$2,052	$356
Total lease assets	$2,052	$356

Lease liabilities
Current:
Operating lease liabilities	$165	$248
Non-current:
Operating lease liabilities	1,927	127
Total lease liabilities	$2,092	$375

Weighted-average remaining lease term — operating leases (years)	5.92	1.50
Weighted-average discount rate — operating leases	8.48%	3.75%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to our total lease obligation, as of December 31, 2022:

2023	337
2024	448
2025	464
2026	480
2027	497
Thereafter	470
Total lease payments	2,696
Less: Interest	(604)
Present value of lease liabilities	$2,092

16.
INCOME TAXES

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$2,221	$33,191
Foreign	(509)	(286)
Income before provision for income taxes	$1,712	$32,905

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	Year Ended December 31,
	2022	2021
Current income tax provision (benefit):
Federal	$749	$—
State and Local	377	286
Foreign	5	—
Total current expense (benefit):	1,131	286
Deferred income tax provision (benefit):
Federal	(714)	—
State and Local	(29)	—
Foreign	-	—
Total deferred expense (benefit):	(743)	—
Total income tax provision (benefit)	$388	$286

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal benefit	18.20%	0.87%
Nontaxable partnership income	-41.39%	-21.00%
Foreign rate differential	-2.71%	0.00%
Change in valuation allowance	27.55%	0.00%
	22.65%	0.87%

The Company’s significant rate reconciliation items are driven primarily by state taxes, permanent differences associated with Holdings’ flowthrough income and the recognition of a valuation allowance.

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Outside basis difference in partnership	$1,173	$—
Net operating loss carryforwards	164	—
Intangibles	978	—
Total deferred tax assets	$2,315	$—
Valuation allowance	(477)	—
Deferred tax assets, net of allowance	$1,838	$—

As of December 31, 2022, the Company had a foreign net operating losses of $0.5 million, which begin to expire in 2032.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management has recorded a valuation allowance against the foreign net operating losses and the portion of outside basis difference related to Holdings’ permanent book/tax differences.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2021 we have not recorded any uncertain tax positions in our financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2019, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Year Ended December 31,
2022
Net loss per common share
Numerator:
Net loss attributable to biote Corp. stockholders (basic and diluted)	$(969)
Denominator:
Weighted average shares outstanding (basic and diluted)	8,059,371
Net loss per common share
Basic	$(0.12)
Diluted	$(0.12)

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Company was organized in an Up-C structure. Net loss per common share information for the year ended December 31, 2022 has been presented on a prospective basis and reflects only the net loss attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for the period from the Closing Date through December 31, 2022. Net loss per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the consolidated financial statements. Net loss per common share is not separately presented for Class V voting stock since it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related Holdings Units, have Exchange Rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

Year Ended December 31,
2022
RSUs	1,622,840
Stock Options	5,042,628
Class V Voting Stock	48,565,824
Public Warrants	7,937,466
Private Placement Warrants	5,566,666
Earnout Voting Shares	10,000,000
Sponsor Earnout Shares	1,587,500
80,322,924

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

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation over the Donovitz Claims in Texas. The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in that lawsuit in Texas. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims alleging what appear to be the same as the Donovitz Claims originally filed in Texas.

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

On August 23, 2022, the defendants filed an answer, which included affirmative defenses to the Company’s claims and certain counterclaims and third-party claims against certain executive officers of the Company. The affirmative defenses included repudiation, fraud, breach of contract, unclean hands, and laches.

The counterclaims and third-party claims included claims for fraud, breach of fiduciary duty, breach of contract, and defamation, as well as other related claims.

The Company successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment.

A jury trial was scheduled to commence on January 3, 2023, to address the Company’s request for a permanent injunction, as well as adjudicate the affirmative defenses, with all remaining claims, counterclaims and third-party claims to be tried at a later date.

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

Subsequently, the parties agreed that the trial on the Company’s claim for breach of contract, including its request for a permanent injunction, will be consolidated with a trial on the previously filed counterclaims and third-party claims. Prior to that agreement being reached, Donovitz and Lani Hammonds Donovitz filed an amended pleading which did not include any of their previously asserted affirmative defenses or assert any new affirmative defenses. It was also agreed that if Donovitz and or Lani Hammonds Donovitz seek leave to add any affirmative defenses before the final trial, at most they would be allowed to assert laches, unclean hands or mistake, and only if they can convince the trial court that any or all of those affirmative defenses would have qualified as claims that could have been non suited at the time they filed their amended pleading asserting no affirmative defenses. A jury trial is scheduled to commence on September 11, 2023. The temporary restraining order entered against Gary Donovitz and Lani Hammonds Donovitz remains in effect until the entry of a final judgment.

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

19.
RELATED-PARTY TRANSACTIONS

The Company utilizes a professional services firm to perform accounting and tax services for the Company. Trusts whose beneficiaries are the children of a partner of the firm hold shares of our Class V voting stock. Fees paid to the firm were $31 and $456 during the years ended December 31, 2022 and 2021, respectively. Amounts due to the firm as of December 31, 2022 and December 31, 2021 were $0 and $0, respectively.

A former employee of the Company is the beneficiary of a trust which holds shares of our Class V voting stock, as well as being the child of the Company’s founder who beneficially owns shares of our Class V voting stock. Compensation paid to the former employee was $100 and $201 for the years ended December 31, 2022 and 2021, respectively. Amounts due to the former employee were $0 and $0 as of December 31, 2022 and December 31, 2021, respectively.

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company. Revenues recognized from sales to this customer were $458 and $744 for the years ended December 31, 2022 and 2021, respectively. Amounts due from this customer were $0 and $57 as of December 31, 2022 and December 31, 2021, respectively.

A former employee of the Company is the spouse of the Company’s founder who beneficially owns shares of our Class V voting stock. Compensation paid to the former employee was $158 and $285 for the years ended December 31, 2022 and 2021, respectively. Amounts due to the former employee were $0 and $0 as of December 31, 2022 and December 31, 2021, respectively.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $1,304 and $888 for the years ended December 31, 2022 and 2021, respectively. Amounts due to the vendor were $151 and $0 as of December 31, 2022 and December 31, 2021, respectively.

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

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2022, the date of these consolidated financial statements, through March 29, 2023, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. There are no material events that require adjustment to or disclosure in these consolidated financial statements.