Form 10-Q
period 2023-03-31
biote Corp.
filed 2023-05-12
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 20,102,402 shares of Class A common stock, $0.0001 par value per share, outstanding and 50,612,566 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

i

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), and Part II, Item 1A in this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$87,608	$79,231
Accounts receivable, net	7,646	6,948
Inventory, net	9,623	11,183
Other current assets	2,579	3,816
Total current assets	107,456	101,178
Property and equipment, net	1,307	1,504
Capitalized software, net	5,206	5,073
Operating lease right-of-use assets	1,983	2,052
Deferred tax asset	3,183	1,838
Total assets	$119,135	$111,645

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,063	$4,112
Accrued expenses	6,252	6,274
Term loan, current	6,250	6,250
Deferred revenue, current	2,078	1,965
Operating lease liabilities, current	217	165
Total current liabilities	19,860	18,766
Term loan, net of current portion	110,719	112,086
Deferred revenue, net of current portion	1,018	926
Operating lease liabilities, net of current portion	1,855	1,927
TRA liability	6,250	—
Warrant liability	5,722	4,104
Earnout liability	57,520	32,110
Total liabilities	202,944	169,919
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 20,102,402 and 11,242,887 shares issued, 18,514,902 and 9,655,387 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	2	1
Class B common stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 50,612,566 and 58,565,824 shares issued, 40,612,566 and 48,565,824 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	4	5
Additional paid-in capital	—	—
Accumulated deficit	(48,532)	(44,460)
Accumulated other comprehensive loss	(12)	(5)
biote Corp.’s stockholders’ deficit	(48,538)	(44,459)
Noncontrolling interest	(35,271)	(13,815)
Total stockholders’ deficit	(83,809)	(58,274)
Total liabilities and stockholders’ deficit	$119,135	$111,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$44,155	$36,758
Service revenue	688	385
Total revenue	44,843	37,143
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	13,027	11,657
Cost of services	850	620
Cost of revenue	13,877	12,277
Selling, general and administrative	23,085	15,103
Income from operations	7,881	9,763
Other income (expense), net:
Interest expense	(2,426)	(359)
Loss from change in fair value of warrant liability	(1,618)	—
Loss from change in fair value of earnout liability	(25,410)	—
Other income	773	10
Total other expense, net	(28,681)	(349)
Income (loss) before provision for income taxes	(20,800)	9,414
Income tax expense	630	64
Net income (loss)	(21,430)	9,350
Less: Net loss attributable to noncontrolling interest	(14,625)
Net loss attributable to biote Corp. stockholders	(6,805)

Other comprehensive income:
Foreign currency translation adjustments	—	6
Other comprehensive income	—	6
Comprehensive income (loss)	$(21,430)	$9,356

Net loss per common share
Basic	$(0.39)
Diluted	$(0.39)
Weighted average common shares outstanding
Basic	17,585,045
Diluted	17,585,045

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

								Total
							Accumulated	Stockholders’
					Additional		Other	Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	biote Corp.	Interest	Deficit
Balance at December 31, 2022	9,655,387	$1	48,565,824	$5	$—	$(44,460)	$(5)	$(44,459)	$(13,815)	$(58,274)

Distributions	—	—	—	—	—	—	—	—	(3,093)	(3,093)
Net loss	—	—	—	—	—	(6,805)	—	(6,805)	(14,625)	(21,430)
Other comprehensive income	—	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	—	2,170	—	2,170	—	2,170
Vesting of RSUs	426,208	—	—	—	—	1,915	(4)	1,911	(1,911)	—
Exercise of stock options	105,049	—	—	—	—	2,043	(3)	2,040	(1,620)	420
Litigation settlement	375,000	—	—	—	—	1,199	—	1,199	—	1,199
Exchanges of Class V voting stock	7,953,258	1	(7,953,258)	(1)	—	208	—	208	(208)	—
TRA liability	—	—	—	—	—	(4,802)	—	(4,802)	—	(4,802)

Balance at March 31, 2023	18,514,902	$2	40,612,566	$4	$—	$(48,532)	$(12)	$(48,538)	$(35,271)	$(83,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$(21,430)	$9,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	538	502
Bad debt expense	30	30
Amortization of debt issuance costs	195	55
Provision for obsolete inventory	—	60
Non-cash lease expense	69	58
Shares issued in settlement of litigation	1,199	—
Share-based compensation expense	2,170	—
Loss from change in fair value of warrant liability	1,618	—
Loss from change in fair value of earnout liability	25,410	—
Deferred income taxes	103	—
Changes in operating assets and liabilities:
Accounts receivable	(728)	(1,344)
Inventory	1,560	377
Other current assets	1,238	(1,445)
Accounts payable	857	2,089
Deferred revenue	205	145
Accrued expenses	(22)	(2,847)
Operating lease liabilities	(20)	(61)
Net cash provided by operating activities	12,992	6,969
Investing Activities
Purchases of property and equipment	(62)	(262)
Purchases of capitalized software	(318)	(220)
Net cash used in investing activities	(380)	(482)
Financing Activities
Principal repayments on term loan	(1,562)	(1,250)
Proceeds from exercise of stock options	420	—
Distributions	(3,093)	(2,735)
Capitalized transaction costs	—	(1,577)
Net cash used in financing activities	(4,235)	(5,562)
Effect of exchange rate changes on cash and cash equivalents	—	13
Net increase in cash and cash equivalents	8,377	938
Cash and cash equivalents at beginning of period	79,231	26,766
Cash and cash equivalents at end of period	$87,608	$27,704
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,230	$304
Cash paid for income taxes	2,232	1
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$94	$271

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

COVID-19—As of March 31, 2023 and December 31, 2022, the COVID-19 pandemic and the related disruptions caused to the global economy did not have a material impact on the Company’s business. Further, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, the Company could experience an inability to access additional capital or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and/or other efforts.

Unaudited Interim Financial Information—In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022.

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Inventory—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory consists of bioidentical hormone pellets and dietary supplements. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Dietary supplements are high-grade supplements used to enhance pellet therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of goods sold. Management recorded a reserve for obsolescence of inventory related to inventory which has expired. See Note 5 for further details.

Other Current Assets—As of March 31, 2023 and December 31, 2022, the Company’s total other current assets consist of the following:

	March 31,	December 31,
	2023	2022
Prepaid expenses	$2,067	$2,939
Advances	512	877
Total other current assets	$2,579	$3,816

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges have been recorded during the three months ended March 31, 2023 and 2022.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of March 31, 2023 and December 31, 2022, the Company does not have any financing leases.

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

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s long-term debt have been recorded as a direct reduction of the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method.

TRA Liability—As more fully described in Note 3, the Company entered into a tax receivable agreement (the “TRA”) with certain selling equity holders of Holdings that requires the Company to pay 85% of the tax savings that are realized due to increases in the tax basis in Holdings’ assets. This increase results from the exchange of Retained Holdings Units and shares of Class V voting stock for shares of Class A common stock of Biote, as well as from tax benefits attributable to payments under the TRA. The Company will retain the benefit of the remaining 15% of the cash savings.

We calculated the fair value of the future payments to be made under the TRA at the time of the exchange and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. Interest will accrue on the TRA liability. In addition, under ASC 450, Contingencies, any transactions with Holdings’ Members after the exchange date will result in additional TRA liabilities which will be recorded on a gross undiscounted basis.

The calculation of the TRA liability includes a significant amount of judgment related to the timing and amount of Retained Holdings Units and shares of Class V voting stock exchanged for shares of Class A common stock of Biote, forecasted operating results of Biote and anticipated interest rates used to accrue interest on the liability. If our assumptions change or we experience significant volatility in our operating results forecast, the fair value calculated from period to period could be materially different.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. The Company’s outstanding warrants did not meet the criteria for equity classification and are recorded as liabilities. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of income and comprehensive income. See Note 10 for further detail.

Earnout Liability—In connection with the Business Combination, the Members and the Sponsor received shares that will vest upon the achievement of certain share price targets. The earnout shares are classified as a liability in the Company’s condensed consolidated balance sheet because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the condensed consolidated statement of income and comprehensive income. See Note 11 for further detail.

Stockholders’ Equity (Deficit)—Prior to consummation of the Business Combination, the Company’s capital structure included voting units (Class A), non-voting units (Class AA and AAA), and non-voting incentive units (Class AAAA), with no limit to the number of units that may be issued. Class A units had 100% of the voting rights, and there is no par value assigned to any of the classes of units.

Pursuant to the Business Combination Agreement and immediately prior to the Business Combination’s consummation, the Company effectuated a recapitalization whereby all Class A, Class AA, Class AAA and Class AAAA units held by Holdings’ Members were converted into Class A Common Units.

The Company made operating distributions to Members of Holdings and taxing authorities on the Members’ behalf totaling $3,093 and $2,735 during the three months ended March 31, 2023 and 2022, respectively.

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

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the three months ended March 31, 2023, the Company incurred no activity in relation to the SEPA.

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

Defined Contribution Retirement Plan—Effective January 1, 2021, the Company offers participation in the BioTE Medical, LLC (“BioTE Medical”) 401(k) Plan (the “401(k) Plan”), a defined contribution plan providing retirement benefits to eligible employees. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the IRS. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible employee compensation. Safe harbor contributions vest immediately for each participant.

During the three months ended March 31, 2023 and 2022 the Company made $224 and $138, respectively, in safe harbor contributions under the 401(k) Plan, which are presented within Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

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

As of March 31, 2023 and December 31, 2022, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from three vendors totaled approximately 83% and 91% for the three months ended March 31, 2023 and 2022. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three months ended March 31, 2023 and 2022. The Company did not have any customers that accounted for more than 10% of the outstanding gross accounts receivable as of March 31, 2023 or December 31, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities, and other instruments, companies will be required to use a new forward-looking “expected losses” model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. Further, the FASB issued ASU 2019-04, ASU 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. The standard will be adopted using the modified retrospective approach. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company has adopted the standard as of January 1, 2023, and there was no material impact to the financial statements.

Recent Accounting Pronouncements Not Yet Adopted—In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

Earnout

On the Closing Date (a) the Members on a pro rata basis subjected (i) 10,000,000 Retained Holdings Units held by them (the “Member Earnout Units”) and (ii) 10,000,000 shares of Class V voting stock distributed to them by the BioTE Companies (the “Earnout Voting Shares”), (b) the Sponsor subjected 1,587,500 shares of Class A common stock held by it after giving effect to the Class B common stock Conversion (the “Sponsor Earnout Shares”), and (c) the Company subjected a number of Holdings Units equal to the number of Sponsor Earnout Shares (the “Sponsor Earnout Units,” and, together with the Sponsor Earnout Shares, the Earnout Voting Shares and the Member Earnout Units, the “Earnout Securities”), to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets or milestones pursuant to the terms of the Business Combination Agreement or the occurrence of a Change of Control (as defined in the Business Combination Agreement).

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

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. As of March 31, 2023 and December 31, 2022, there have been exchanges of units that have generated a deferred tax asset of $1,448 and $0 for the Company and a liability under the TRA of $6,250 and $0, respectively.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream is as follows:

Financial Statement Caption	Revenue Stream	Three Months Ended March 31,
Product revenue:		2023	2022
	Pellet procedures	$35,070	$30,807
	Dietary supplements	8,330	5,704
	Disposable trocars	720	234
	Shipping fees	35	13
Total product revenue		44,155	36,758
Service revenue:
	Training	336	165
	Contract-term services	210	220
	Other	142	—
Total service revenue		688	385
Total revenue		$44,843	$37,143

Revenue recognized by geographic region is as follows:

Financial Statement Caption	Country	For the Three Months Ended March 31,
Product revenue:		2023	2022
	United States	$44,016	$36,690
	All other	139	68
Total product revenue		44,155	36,758
Service revenue:
	United States	656	384
	All other	32	1
Total service revenue		688	385
Total revenue		$44,843	$37,143

Significant changes in contract liability balances are as follows:

	Three Months Ended March 31,
	2023		2022
Description of change	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(755)	$—	$(705)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	760	340	567	283
Transfers between current and non-current liabilities due to the expected revenue recognition period	389	(389)	193	(193)
Total increase (decrease) in contract liabilities	$394	$(49)	$55	$90

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

Consideration allocated to performance obligations are as follows:

	March 31,	December 31,
	2023	2022
Unsatisfied training obligations - Current	$97	$104
Unsatisfied contract-term services - Current	1,101	1,028
Unsatisfied contract-term services - Long-term	704	627
Total allocated to unsatisfied contract-term services	1,805	1,655
Unsatisfied pellet procedures - Current	880	833
Unsatisfied pellet procedures - Long-term	314	299
Total allocated to unsatisfied pellet procedures	1,194	1,132
Total deferred revenue - Current	$2,078	$1,965
Total deferred revenue - Long-term	$1,018	$926

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for either the three months ended March 31, 2023 or 2022.

5.
INVENTORY, NET

Inventory, net consists of the following:

	March 31,	December 31,
	2023	2022
Product inventory - Pellets	$6,442	$6,213
Less: Obsolete and expired pellet allowance	(1,298)	(1,298)
Pellet inventory, net	5,144	4,915
Product inventory - Dietary supplements	4,494	6,283
Less: Obsolete and expired dietary supplement allowance	(15)	(15)
Dietary supplement inventory, net	4,479	6,268
Inventory, net	$9,623	$11,183

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	March 31,	December 31,
	2023	2022
Trocars	$4,644	$4,645
Leasehold improvements	1,070	1,028
Office equipment	253	238
Computer software	140	140
Furniture and fixtures	161	161
Computer equipment	108	102
Construction in process	—	—
Property and equipment	6,376	6,314
Less: Accumulated depreciation	(5,069)	(4,810)
Property and equipment, net	$1,307	$1,504

Total depreciation expense related to property and equipment was $259 and $269 for the three months ended March 31, 2023 and 2022, respectively. Total depreciation expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consists of the following:

	March 31,	December 31,
	2023	2022
Website costs	$4,145	$4,142
Development in process	3,686	3,277
Less: Accumulated amortization	(2,625)	(2,346)
Capitalized software, net	$5,206	$5,073

Total amortization expense for capitalized software was $279 and $233 for the three months ended March 31, 2023 and 2022, respectively. Total amortization expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

8.
ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Accrued professional fees	$222	$354
Accrued employee-related costs	5,606	4,221
Other	424	1,699
Accrued expenses	$6,252	$6,274

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) for a term loan of $50,000 (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points (BPS).

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10,000. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the three months ended March 31, 2023 and 2022.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1,108. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. The balance on the Bank of America Term Loan is presented in the condensed consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $55 for the three months ended March 31, 2022. At the Closing Date, the remaining unamortized Bank of America debt issuance costs of $445 were written off as a loss from extinguishment of debt in the Company’s condensed consolidated statements of income and comprehensive income upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full on the Closing Date.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125,000. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At March 31, 2023, the interest rate charged to the Company was approximately 7.41%. The Term Loam requires principal payments of approximately $1,563 in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of March 31, 2023, the outstanding principal on the Term Loan was $120,313.

Pursuant to the Credit Agreement, the Company may borrow under the “Revolving Loans” from time to time up to the total commitment of $50,000. The Company has not drawn on the line of credit during the three months ended March 31, 2023.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. In addition, the Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. The Company was in compliance with all required covenants associated with the Credit Agreement as of March 31, 2023.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of approximately $4,036. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the condensed consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $195 for the three months ended March 31, 2023.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $195 and $55 for the three months ended March 31, 2023 and 2022, respectively.

The outstanding debt as of March 31, 2023 and December 31, 2023 is classified in the condensed consolidated balance sheets as follows:

	March 31,	December 31,
	2023	2022
Term loan	$120,313	$121,875
Less: Current portion	(6,250)	(6,250)
	$114,063	$115,625
Less: Unamortized debt issuance costs	(3,344)	(3,539)
Term loan, net of current portion	$110,719	$112,086

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

2023 (remaining nine months)	4,688
2024	6,250
2025	6,250
2026	6,250
2027	96,875
$120,313

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

The Company’s Public Warrants are treated as liabilities and recorded at fair value in the Warrant liability line of the condensed consolidated balance sheet. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income. Please see Note 12 for further detail. No Public Warrants have been redeemed as of March 31, 2023 or December 31, 2022.

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

On March 31, 2023, there were 8,116,643 Public Warrants and 5,387,489 Private Placement Warrants outstanding as a result of transfers of Private Placement Warrants to holders other than the Sponsor or its permitted transferees. The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of income and comprehensive income. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in classification of the warrants have occurred through March 31, 2023.

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

The Company’s Warrant liability and Earnout liability are recorded at fair value on a recurring basis.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$3,409	$—	$—	$3,409
Private Placement Warrants	—	—	2,313	2,313
Earnout liability	—	—	57,520	57,520

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,381	$—	$—	$2,381
Private Placement Warrants	—	—	1,723	1,723
Earnout liability	—	—	32,110	32,110

There were no movements between levels during the three months ended March 31, 2023. These instruments were not outstanding on the Company’s books for the three months ended March 31, 2022.

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

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Private Placement Warrants as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Stock price	$6.19	$3.73
Exercise price	$11.50	$11.50
Risk-free rate	3.6%	4.0%
Volatility	26.1%	42.2%
Term (in years)	4.2	4.4

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated value.

The following table provides the significant inputs to the Monte Carlo simulation for the fair value of the Earnout liability as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Stock price	$6.19	$3.73
Risk-free rate	3.7%	4.1%
Volatility	62.5%	70.0%
Term (in years)	3.7	4.4

The following table presents the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value as of March 31, 2023 and December 31, 2022:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of December 31, 2022	$1,723	$32,110	$33,833
Loss from change in fair value	590	25,410	26,000
Fair value as of March 31, 2023	$2,313	$57,520	$59,833

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained an approximately 86.5% membership interest in Holdings and Biote received an approximately 13.5% ownership interest in Holdings. As a result of share issuances subsequent to the Closing of the Business Combination, Biote’s ownership of Holdings, was approximately 31.3% as of March 31, 2023. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A common stock. As a result, Biote’s ownership interest in Holdings will continue to increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

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

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V voting stock were vested as of December 31, 2021, and the Closing of the Business Combination triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V voting stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50,026 of share-based compensation expense was recognized at Closing related to the incentive units. As of March 31, 2023, there are no incentive units outstanding.

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

Since the Closing of the Business Combination, the Company continues to grant RSUs to certain employees under the 2022 Equity Incentive Plan adopted on May 26, 2022. New RSUs issued are valued at the Company’s stock price on the date of grant. The following table summarizes RSU activity during the three months ended March 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Vested	(426,208)	$9.93
RSUs outstanding at March 31, 2023	1,196,632	$9.23

The Company recognized share-based compensation expense of $1,264 during the three months ended March 31, 2023, related to RSUs. As of March 31, 2023, there was $2,424 of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 0.9 years.

Stock Options

Subsequent to the Closing of the Business Combination, the Company began to grant stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan adopted on May 26, 2022. The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	185,900	$4.13
Exercised	(105,049)	$4.00
Forfeited	(97,200)	$3.81
Options outstanding at March 31, 2023	5,026,279	$3.87	9.4
Options exercisable at March 31, 2023	68,925	$4.10	9.7

The Company recognized share-based compensation expense of $906 during the three months ended March 31, 2023 related to stock options. As of March 31, 2023, there was $9,509 of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.2 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2023 were as follows:

Expected term (in years)	5.9
Volatility	66.3%
Risk-free rate	3.6%
Dividend yield	0.0%

15.
LEASES

On July 1, 2014, the Company entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023. On November 1, 2022, the Company executed an extension of lease office space to extend through November 30, 2028. This extension included an additional 3,700 square feet of space that would be available for use in December of 2023, which would be included in monthly rent payments at this date accordingly.

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the condensed consolidated statement of income and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Fixed lease expense	$112	$244
Total lease cost	$112	$244

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$64	$257

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	March 31,	December 31,
	2023	2022
Lease assets
Operating lease right-of-use assets	$1,983	$2,052
Total lease assets	$1,983	$2,052

Lease liabilities
Current:
Operating lease liabilities	$217	$165
Non-current:
Operating lease liabilities	1,855	1,927
Total lease liabilities	$2,072	$2,092

Weighted-average remaining lease term — operating leases (years)	5.67	5.92
Weighted-average discount rate — operating leases	8.48%	8.48%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to our total lease obligation, as of March 31, 2023:

2023 (remaining nine months)	272
2024	449
2025	464
2026	480
2027	497
Thereafter	470
Total lease payments	2,632
Less: Interest	(560)
Present value of lease liabilities	$2,072

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

As part of the Business Combination, the Company entered into the TRA with certain shareholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of Holding’s units and other carryforward attributes assumed that we anticipate being able to utilize in future years. As of March 31, 2023, there have been exchanges of units that would generate a deferred tax asset of $1,448 for the Company and a liability under the TRA of $6,250.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $630 and $64 for the three months ended March 31, 2023 and 2022, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2023, management concluded that it is more likely than not that a substantial portion of our federal deferred tax assets will be realized. As part of our analysis, we considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of our deferred tax assets that may be realized in the future. However, based on our analysis, we have recorded a valuation allowance on the foreign deferred tax assets and the portion of outside basis difference related to Holdings’ permanent book/tax differences as of March 31, 2023. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

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

Three Months Ended March 31,
2023
Net loss per common share
Numerator:
Net loss attributable to biote Corp. stockholders (basic and diluted)	$(6,805)
Denominator:
Weighted average shares outstanding (basic and diluted)	17,585,045
Net loss per common share
Basic	$(0.39)
Diluted	$(0.39)

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Company was organized in an Up-C structure. Net loss per common share information for the three months ended March 31, 2023 has been presented on a prospective basis and reflects only the net loss attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for periods subsequent to the Closing Date. Net loss per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net loss per common share is not separately presented for Class V voting stock since it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related Holdings Units, have Exchange Rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

Three Months Ended March 31,
2023
RSUs	1,196,632
Stock Options	5,026,279
Class V Voting Stock	40,612,566
Public Warrants	8,116,643
Private Placement Warrants	5,387,489
Earnout Voting Shares	10,000,000
Sponsor Earnout Shares	1,587,500
71,927,109

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

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas (the “Donovitz Dallas Action”), generally alleging fraud, fraudulent inducement, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “Donovitz Claims”). Donovitz subsequently dismissed without prejudice the Donovitz Claims brought in the Donovitz Dallas Action, and the Court entered an order of dismissal without prejudice on March 28, 2023.

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation over the Donovitz Claims in Texas (the “First Delaware Action”). The Company seeks to enforce (a) the Company’s Certificate of Incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in the Donovitz Dallas Action. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims in the First Delaware Action generally reasserting the Donovitz Claims he had previously brought in the Donovitz Dallas Action.

On August 2, 2022, the Company sued Donovitz, Lani Hammonds Donovitz, and Lani D. Consulting in the District Court of Dallas County, Texas, seeking injunctive relief to enforce non-disparagement obligations of that certain founder advisory agreement with Donovitz and the independent contractor agreement with Lani Hammonds Donovitz, both of which were entered into by the subject parties in connection with the Business Combination (the “Biote Dallas Action”). The Company successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment. On August 23, 2022, the defendants filed an answer in the Biote Dallas Action, which included affirmative defenses to the Company’s claims and certain counterclaims and third-party claims against certain executive officers of the Company. On April 12, 2023, Lani Hammonds Donovitz, individually and on behalf of Lani D Consulting, dismissed with prejudice all of her counterclaims and third-party claims in the Biote Dallas Action, and subsequently agreed to a permanent injunction in favor of the Company, which was entered by the Court on April 17, 2023.

After the filing of the Biote Dallas Action, the Company amended its claim in the First Delaware Action to also seek an injunction to prevent Donovitz from proceeding with certain of the affirmative defenses, counterclaims, and third-party claims filed by the defendants on August 23, 2022. On November 4, 2022, the Delaware Court of Chancery denied that request for injunctive relief, permitting the Biote Dallas Action and all defenses and claims asserted therein to proceed in Texas.

On August 24, 2022, Donovitz sued the Company, including certain executive officers and directors of the Company, in the Delaware Court of Chancery, seeking (a) a status quo order preventing the defendants from diluting any stockholder’s equity or voting power, (b) an injunction requiring the defendants to convene a special meeting of the stockholders, and (c) a request to either void a portion of the Company’s Certificate of Incorporation or allow stockholders to elect directors to a vacancy on the board in accordance with Delaware General Corporate Law (the “Second Delaware Action”). On September 8, 2022, the Delaware Court of Chancery denied Donovitz’s request for injunctive relief, determining that expedited proceedings and a status quo order were both unwarranted and rejecting a mandated meeting of the stockholders.

A jury trial scheduled to commence on September 11, 2023, will address the Company’s request for a permanent injunction and recovery of attorneys’ fees and costs against Donovitz, as well as the counterclaims and third-party claims asserted by Donovitz.

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

19.
RELATED-PARTY TRANSACTIONS

The Company utilizes a professional services firm to perform accounting and tax services for the Company. Trusts whose beneficiaries are the children of a partner of the firm hold shares of our Class V voting stock. Fees paid to the firm were $0 and $15 during the three months ended March 31, 2023 and 2022, respectively. There were no amounts due to the firm as of March 31, 2023 or December 31, 2022.

A former employee of the Company is the beneficiary of a trust which holds shares of our Class V voting stock, as well as being the child of the Company’s founder who beneficially owns shares of our Class V voting stock. Compensation paid to the former employee was $0 and $47 for the three months ended March 31, 2023 and 2022, respectively. There were no amounts due to the former employee as of March 31, 2023 or December 31, 2022.

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company. Revenues recognized from sales to this customer were $0 and $222 for the three months ended March 31, 2023 and 2022, respectively. There were no amounts due from this customer as of March 31, 2023 and December 31, 2022, respectively.

A former employee of the Company is the spouse of the Company’s founder who beneficially owns shares of our Class V voting stock. Compensation paid to the former employee was $0 and $56 for the three months ended March 31, 2023 and 2022, respectively. There were no amounts due to the former employee as of March 31, 2023 or December 31, 2022.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $411 and $291 for the three months ended March 31, 2023 and 2022, respectively. Amounts due to the vendor were $0 and $151 as of March 31, 2023 and December 31, 2022, respectively.

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

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2023, the date of these consolidated financial statements, through May 12, 2023, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements. Except as disclosed below, there are no material events that require adjustment to or disclosure in these consolidated financial statements.

On May 9, 2023, the Company announced the commencement of (i) its offer to each holder of its outstanding warrants, each whole warrant exercisable for one share of Class A Common Stock, par value $0.0001 per share (“Common Stock”), of the Company, at an exercise price of $11.50 per share (the “Warrants”), the opportunity to receive 0.23 shares of Common Stock in exchange for each Warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the Warrants (“the Consent Warrants”) to amend the Warrant Agreement, dated as of March 1, 2021, by and between Haymaker Acquisition Corp. III, a Delaware corporation, and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Amendment”), which governs all of the Warrants. If approved, the Warrant Amendment would permit the Company to require that each Warrant that is outstanding upon the closing of the Offer be converted into 0.207 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Offer and Consent Solicitation are made solely upon the terms and conditions in the Prospectus/Offer to Exchange on Form S-4 (the “Prospectus”) and other related offering materials that are being distributed to the holders of the Warrants. The Offer and Consent Solicitation will expire at one minute after 11:59 p.m., Eastern Standard Time, on June 7, 2023, or such later time and date to which the Company may extend. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments require the vote or written consent of holders of at least 50% of the Public Warrants (as defined in the Prospectus) and, solely with respect to any amendment to the terms of the Private Placement Warrants (as defined in the Prospectus), at least 50% of the Private Placement Warrants. Accordingly, the adoption of the Warrant Amendment will require the consent of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants, at least 50% of the Private Placement Warrants. Parties representing approximately 19.4% of the Public Warrants and 59.3% of the Private Placement Warrants have agreed to tender their Warrants in the Offer and to consent to the Warrant Amendment in the Consent Solicitation, pursuant to a tender and support agreement. Accordingly, if the other conditions of the Offer are satisfied or waived, then the Warrant Amendment will be adopted.

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

Overview

We operate a high growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their aging patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenue by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past eleven years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

These products have a finite life ranging from six to twelve months. We assume the risk of loss due to expiration, damage or otherwise. Additionally, the products offered in our Biote-branded dietary supplement portfolio are produced by third-party manufacturers located in the United States. We contract with a third party to provide warehousing, co-packing and logistics services for our Biote-branded dietary supplements.

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

Our revenue was approximately $44.8 million and $37.1 million, our net income (loss) was ($21.4) million and $9.4 million, and our Adjusted EBITDA was $13.1 million and $11.7 million, for the three months ended March 31, 2023 and 2022, respectively.

Impact of Global Economic Trends

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health crises and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters, marketing expenses, and mentor fees.

Interest Expense

Interest expense consists primarily of cash and non-cash interest under our term loan facility and commitment fees for our unused line of credit.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists of the change in fair value of the warrant liability from the Closing Date to the balance sheet date.

Loss from Change in Fair Value of Earnout Liability

Loss from change in fair value of earnout liability consists of the change in fair value of the Member and Sponsor earnouts from the Closing Date to the balance sheet date.

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

Comparison of the three months ended March 31, 2023 and 2022

The table and discussion below present our results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase/(Decrease)
(U.S. dollars, in thousands)	2023	2022	$	%
Revenue:
Product revenue	$44,155	$36,758	$7,397	20.1%
Service revenue	688	385	303	78.7%
Total revenue	44,843	37,143	7,700	20.7%
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	13,027	11,657	1,370	11.8%
Cost of services	850	620	230	37.1%
Cost of revenue	13,877	12,277	1,600	13.0%
Selling, general and administrative	23,085	15,103	7,982	52.9%
Income from operations	7,881	9,763	(1,882)	(19.3%)
Other income (expense), net:
Interest expense	(2,426)	(359)	(2,067)	575.8%
Loss from change in fair value of warrant liability	(1,618)	—	(1,618)	0.0%
Loss from change in fair value of earnout liability	(25,410)	—	(25,410)	0.0%
Other income	773	10	763	*
Total other expense, net	(28,681)	(349)	(28,332)	*
Income (loss) before provision for income taxes	(20,800)	9,414	(30,214)	(320.9%)
Income tax expense (benefit)	630	64	566	884.4%
Net income (loss)	$(21,430)	$9,350	$(30,780)	(329.2%)

* Not a meaningful change

Revenue

Revenue for the three months ended March 31, 2023 increased by $7.7 million to $44.8 million, or 20.7% as compared to the three months ended March 31, 2022. The increase was primarily driven by a $6.9 million increase of procedure and Biote-branded dietary supplement revenue. Procedure sales increased by 13.8% versus the prior year resulting in a $4.3 million increase in procedure revenue. During the three months ended March 31, 2023, the number of active clinics billed increased by 14.8% over the three months ended March 31, 2022. Biote-branded dietary supplement sales increased by 46.0% or $2.6 million over the same period in the prior year. Service revenue increased by 78.7% over the same period in the prior year resulting from an increase in the number of training sessions during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cost of revenue

Cost of revenue for the three months ended March 31, 2023 increased by $1.6 million, to $13.9 million, or 13.0% as compared to the three months ended March 31, 2022. Cost of pellet procedures and Biote branded dietary supplement costs both increased by $0.7 million or 8.2% and 25.8%, respectively, for the period due primarily to higher sales volume.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2023 increased by $8.0 million to $23.1 million, or 52.9%, as compared to the three months ended March 31, 2022. This increase was primarily driven by a $4.4 million increase in payroll and related expenses. Within this amount is stock compensation expense of $2.2 million. The remaining increase in payroll and related expenses of $2.2 million was related to the strategic expansion of the company which resulted in additional sales and management hiring. Other increases include $1.3 million of professional fees and insurance costs due to increases in costs associated with being a public company, and $0.7 million in marketing expenses attributable to supporting our strategic expansion in new geographic markets. Additionally, the Company incurred expenses of $1.2 million related to a legal settlement with a former employee.

Interest Expense

Interest expense for the three months ended March 31, 2023 increased by $2.1 million to $2.4 million, or 575.8%, as compared to the three months ended March 31, 2022. The increase is primarily a result of the higher debt balance outstanding from the new debt issued as part of closing the Business Combination as well as higher interest rates incurred during the period. Interest expense relates primarily to interest on an outstanding note payable and amortization of origination fees.

Loss from Change in Fair Value of Warrant Liability

The loss from the change in fair value of our warrant liability of $1.6 million was primarily a result of the increase in the trading price of our Public Warrants listed on Nasdaq to $0.42 per share on March 31, 2023 from $0.30 per share on December 31, 2022.

Loss from Change in Fair Value of Earnout Liability

As of the previous year ended December 31, 2022, we recognized an earnout liability of $32.1 million and subsequently remeasured the earnout liability to its fair value of $57.5 million as of March 31, 2023. The loss from the change in fair value of our earnout liability of $25.4 million was primarily a result of the increase in the closing price of our Class A common stock listed on Nasdaq to $6.19 per share on March 31, 2023 from $3.73 per share on December 31, 2022.

Other Income

Other income for the three months ended March 31, 2023 increased by $0.8 million to $0.8 million as compared to the three months ended March 31, 2022. The increase was primarily due to interest income earned on higher on hand cash balances and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2023 increased by $0.6 million as compared to the three months ended March 31, 2022. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three months ended March 31, 2023 and 2022:

		Three Months Ended
		March 31,
		2023	2022
Net income (loss)		$(21,430)	$9,350
Interest expense		2,426	359
Income tax expense		630	64
Depreciation and amortization		538	502
Other non-operating items		(773)	(10)
Share-based compensation expense	`	2,170	—
Transaction-related expenses		—	708
Litigation and other		2,518	691
Loss from change in fair value of warrant liability		1,618	—
Loss from change in fair value of earnout liability		25,410	—
Adjusted EBITDA		$13,107	$11,664

Liquidity and Capital Resources

We derive liquidity primarily from debt and equity financing activities. As of March 31, 2023, our balance of cash and cash equivalents was $87.6 million, which is an increase of $8.4 million, or 10.6%, compared to December 31, 2022. Our total outstanding debt principal balance as of March 31, 2023 was $120.3 million, which represents an decrease of $1.6 million over the total outstanding debt principal balance as of December 31, 2022 of $121.9 million.

Our primary sources of cash are our cash flow from operations, less amounts paid to fund operating expenses, and working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. We primarily use cash to fund our debt service obligations, fund operations, meet working capital requirements, capital expenditures and strategic investments. As of March 31, 2023, we had cash and cash equivalents of $87.6 million and a $50 million revolving line of credit. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents plus proceeds from the Business Combination and debt financing) will be adequate to finance our operations, working capital requirements, capital expenditures, debt servicing obligations, and potential dividends for at least the next twelve months.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Increase/(Decrease)
	2023	2022	$	%
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$12,992	$6,969	$6,023	86.4%
Net cash used in investing activities	(380)	(482)	102	21.2%
Net cash used in financing activities	(4,235)	(5,562)	1,327	23.9%

Operating Activities

Comparison of the three months ended March 31, 2023 and 2022

Net cash provided by operating activities for the three months ended March 31, 2023 increased $6.0 million as compared to the three months ended March 31, 2022. Net loss, adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net increase of $0.2 million as compared to the prior period. Additionally, our working capital investment in our Biote-branded supplement inventory increased by $1.2 million as compared to the prior period. This resulted from the initial investment in our third-party fulfillment centers during the three months ended March 31, 2022. Additionally, there was a $2.7 million decrease in working capital from advances and prepayments made to certain vendors and decreases in accounts receivable of $0.6 million.

Investing Activities

Comparison of the three months ended March 31, 2023 and 2022

Net cash used in investing activities for the three months ended March 31, 2023 decreased by $0.1 million as compared to the three months ended March 31, 2022. This decrease was primarily driven by a reduction in purchases of property and equipment of $0.2 million, primarily reusable trocars. This net decrease was offset by an increase of $0.1 million in capitalized software development costs.

Financing Activities

Comparison of the three months ended March 31, 2023 and 2022

Net cash used in financing activities for the three months ended March 31, 2023 decreased $1.3 million as compared to the three months ended March 31, 2022. The decrease is primarily due to capitalized transaction costs of $1.6 million incurred as of March 31, 2022 in relation to the Business Combination with Haymaker that did not recur in the current year.

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

TRA Liability

The Company entered into a tax receivable agreement (the “TRA”) with certain selling equity holders of Holdings that requires the Company to pay 85% of the tax savings that are realized due to increases in the tax basis in Holdings’ assets. This increase results from the exchange of Retained Holdings Units and shares of Class V voting stock for shares of Class A common stock of Biote, as well as from tax benefits attributable to payments under the TRA. The Company will retain the benefit of the remaining 15% of the cash savings.

We calculated the fair value of the future payments to be made under the TRA at the time of the exchange and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. Interest will accrue on the TRA liability. In addition, under ASC 450, Contingencies, any transactions with Holdings’ Members after the exchange date will result in additional TRA liabilities which will be recorded on a gross undiscounted basis.

The calculation of the TRA liability includes a significant amount of judgment related to the timing and amount of Retained Holdings Units and shares of Class V voting stock exchanged for shares of Class A common stock of Biote, forecasted operating results of Biote and anticipated interest rates used to accrue interest on the liability. If our assumptions change or we experience significant volatility in our operating results forecast, the fair value calculated from period to period could be materially different.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report to the “Company,” “Biote,” “we,” “us, or “our” refer to the business of the Biote Companies prior to the consummation of the business combination and to biote Corp. and its subsidiaries following the Business Combination and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

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

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas (the “Donovitz Dallas Action”), generally alleging fraud, fraudulent inducement, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “Donovitz Claims”). Donovitz subsequently dismissed without prejudice the Donovitz Claims brought in the Donovitz Dallas Action, and the Court entered an order of dismissal without prejudice on March 28, 2023.

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation over the Donovitz Claims in Texas (the “First Delaware Action”). The Company seeks to enforce (a) the Company’s Certificate of Incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in the Donovitz Dallas Action. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims in the First Delaware Action generally reasserting the Donovitz Claims he had previously brought in the Donovitz Dallas Action.

On August 2, 2022, the Company sued Donovitz, Lani Hammonds Donovitz, and Lani D. Consulting in the District Court of Dallas County, Texas, seeking injunctive relief to enforce non-disparagement obligations of that certain founder advisory agreement with Donovitz and the independent contractor agreement with Lani Hammonds Donovitz, both of which were entered into by the subject parties in connection with the Business Combination (the “Biote Dallas Action”). The Company successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment. On August 23, 2022, the defendants filed an answer in the Biote Dallas Action, which included affirmative defenses to the Company’s claims and certain counterclaims and third-party claims against certain executive officers of the Company. On April 12, 2023, Lani Hammonds Donovitz, individually and on behalf of Lani D Consulting, dismissed with prejudice all of her counterclaims and third-party claims in the Biote Dallas Action, and subsequently agreed to a permanent injunction in favor of the Company, which was entered by the Court on April 17, 2023.

After the filing of the Biote Dallas Action, the Company amended its claim in the First Delaware Action to also seek an injunction to prevent Donovitz from proceeding with certain of the affirmative defenses, counterclaims, and third-party claims filed by the defendants on August 23, 2022. On November 4, 2022, the Delaware Court of Chancery denied that request for injunctive relief, permitting the Biote Dallas Action and all defenses and claims asserted therein to proceed in Texas.

On August 24, 2022, Donovitz sued the Company, including certain executive officers and directors of the Company, in the Delaware Court of Chancery, seeking (a) a status quo order preventing the defendants from diluting any stockholder’s equity or voting power, (b) an injunction requiring the defendants to convene a special meeting of the stockholders, and (c) a request to either void a portion of the Company’s Certificate of Incorporation or allow stockholders to elect directors to a vacancy on the board in accordance with Delaware General Corporate Law (the “Second Delaware Action”). On September 8, 2022, the Delaware Court of Chancery

denied Donovitz’s request for injunctive relief, determining that expedited proceedings and a status quo order were both unwarranted and rejecting a mandated meeting of the stockholders.

A jury trial scheduled to commence on September 11, 2023, will address the Company’s request for a permanent injunction and recovery of attorneys’ fees and costs against Donovitz, as well as the counterclaims and third-party claims asserted by Donovitz.

Item 1A. Risk Factors.

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
•
We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and F.H. Investments, Inc. to support the manufacturing of bio-identical hormones for prescribers.
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
•
Compounded preparations and the pharmacy compounding pharmacy industry are subject to regulatory scrutiny, which may impair our growth and sales.
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
•
inability for us to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;

•
breach, termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us or Biote-certified practitioners and Biote-partnered clinics;
•
third-party manufacturers may not devote sufficient resources to our Biote-branded dietary supplements;
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

We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and F.H. Investments, Inc. to support the manufacturing of bio-identical hormones for prescribers.

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

Any termination of the AnazaoHealth Pharmacy Services Agreement, the Outsourcing Facility Services Agreement, or the Asteria Health Pharmacy Services Agreement could have an adverse effect on the practices of Biote-certified practitioners or Biote-partnered clinics, our business, financial condition and results of operations.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the three months ended March 31, 2023, over 61.9% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Teresa S. Weber, our Chief Executive Officer, Marc D. Beer, our Executive Chairman, Samar Kamdar, our Chief Financial Officer, Dr. Ross McQuivey, our Chief Medical Officer, Mary Elizabeth Conlon, our Vice President, Business Development and General Counsel, and Cary Paulette, our Chief Revenue Officer, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Quarterly Report. We believe that the accounting policies described reflect our most critical accounting policies and estimates (including with respect to revenue recognition and the valuation of inventory), which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our results of operations and financial condition.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed as the receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. The FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank, and we currently have cash deposited in certain financial institutions significantly in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business and financial condition. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition.

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

Consumer Price Index (”CPI”), which measures a wide-ranging basket of goods and services, rose 6.5% from the same month a year ago. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

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

Following the consummation of the Business Combination, we have incurred, and we expect to continue to incur, significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

Following the consummation of the Business Combination, we have faced increased legal, accounting, administrative and other costs and expenses in connection with operation as a public company which Biote did not incur as a private company. Our significantly increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operation. The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. A number of those requirements requires us to carry out activities that Biote has not done previously. For example, we have adopted new charters for our board committees and new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in the Quarterly Reports on Form 10-Q/A for each of the affected quarters, each filed on March 29, 2023. This material weakness has not been remediated as of the date of this Quarterly Report.

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

As previously announced, we concluded that our previously issued consolidated financial statements as of and for the quarters ended June 30, 2022 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon. As a result, we restated the financial statements for the Affected Periods. The restatements of our financial statements for the Affected Periods were due, in part, to an error in the calculation of our earnout valuation, resulting in an overstatement of our earnout liability and our gain (loss) from change in fair value of earnout liability. We also determined that we should attribute changes in fair value of our warrant and earnout liabilities to our operating subsidiary, BioTE Holdings, LLC (“Holdings”), whereas these changes had previously been attributed to the Company in the due to an error related to the calculation of the fair value of our contingent earnout liability in each of the Affected Periods. We determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in our condensed consolidated financial statements in accordance with Accounting Standards Codification 810, given our “Up-C” structure. As a result, we corrected the error and restated our financial statements for the quarters ended June 30, 2022 and September 30, 2022 to reflect a reduction in our basic and diluted income (loss) per common share, as a pro rata portion of gain (loss) from changes in fair value of the warrant and earnout liabilities attributed to noncontrolling interests of Holdings.

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

As of December 31, 2022, 69,808,711 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 11,242,887 shares of Class A common stock and 58,565,824 shares of Class V voting stock. Following the Business Combination, shares held by HYAC’s public stockholders have been freely tradeable, and the shares held by the Sponsor and the Members, following their exercise of Exchange Rights, are freely tradeable as of the six-month anniversary of the Closing, subject to applicable securities laws. We have also registered all shares of Class A common stock that we may issue under the Incentive Plan or the ESPP. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market. These sales of shares of Class A common stock, or the perception of these sales, may depress the market price of our Class A common stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through March 31, 2023, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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
•
commencement of, or involvement in, litigation involving Biote, including the Donovitz Litigation (as defined herein);
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

On May 10, 2023, the closing price of our Class A common stock was $5.71 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 71.6% of our Class A common stock, with one such member beneficially owning 33.0% of our Class A common stock as of March 31, 2023. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders, including Dr. Gary Donovitz, who beneficially held 33.0% of shares of our common stock outstanding as of March 31, 2023.

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

As of March 31, 2023, 70,714,968 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,000 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 20,102,402 shares of Class A common stock and 50,612,566 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 71.6% of our Class A common stock, with one such Member beneficially owning approximately 33.0% of our Class A common stock, as of March 31, 2023. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 21,947,987 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of March 31, 2023 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of a settlement agreement reached with a former employee, on January 6,2023, the Company issued 375,000 shares of its Class A common stock, with an aggregate market value of $1.2 million, based on the closing price of its Class A common stock on Nasdaq as of January 6, 2023. The Company received no proceeds from the transaction. These shares of Class A common stock are exempt from registration under Rule 506(b) of the Securities Act on the basis that (a) the Company is current with its filings with the SEC under the Exchange Act, (b) the purchaser is an accredited investor, and (c) no general solicitation or advertising was used to market the shares.

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

3.2	Amended and Restated Bylaws of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on February 22, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: May 12, 2023	By:	/s/ Samar Kamdar
Name: Samar J. Kamdar
Title: Chief Financial Officer