Form 10-Q
period 2023-06-30
biote Corp.
filed 2023-08-11
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 29,310,636 shares of Class A common stock, $0.0001 par value per share, outstanding and 44,819,066 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$68,480	$79,231
Short-term investment	20,000	—
Accounts receivable, net	8,336	6,948
Inventory, net	7,396	11,183
Other current assets	7,898	3,816
Total current assets	112,110	101,178
Property and equipment, net	1,062	1,504
Capitalized software, net	5,733	5,073
Operating lease right-of-use assets	1,915	2,052
Deferred tax asset	18,232	1,838
Total assets	$139,052	$111,645

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,468	$4,112
Accrued expenses	5,426	6,274
Term loan, current	6,250	6,250
Deferred revenue, current	2,310	1,965
Operating lease liabilities, current	280	165
Total current liabilities	21,734	18,766
Term loan, net of current portion	109,352	112,086
Deferred revenue, net of current portion	1,071	926
Operating lease liabilities, net of current portion	1,781	1,927
TRA liability	14,432	—
Warrant liability	—	4,104
Earnout liability	63,920	32,110
Total liabilities	212,290	169,919
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 29,310,636 and 11,242,887 shares issued, 27,723,136 and 9,655,387 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	3	1
Class B common stock, $0.0001 par value, 8,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 44,819,066 and 58,565,824 shares issued, 34,819,066 and 48,565,824 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	3	5
Additional paid-in capital	—	—
Accumulated deficit	(46,393)	(44,460)
Accumulated other comprehensive loss	(18)	(5)
biote Corp.’s stockholders’ deficit	(46,405)	(44,459)
Noncontrolling interest	(26,833)	(13,815)
Total stockholders’ deficit	(73,238)	(58,274)
Total liabilities and stockholders’ deficit	$139,052	$111,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$48,652	$40,789	$92,807	$77,547
Service revenue	605	570	1,293	955
Total revenue	49,257	41,359	94,100	78,502
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	14,992	12,984	28,019	24,641
Cost of services	836	553	1,686	1,173
Cost of revenue	15,828	13,537	29,705	25,814
Selling, general and administrative	25,760	113,425	48,845	128,528
Income (loss) from operations	7,669	(85,603)	15,550	(75,840)
Other income (expense), net:
Interest expense	(2,547)	(794)	(4,973)	(1,153)
Gain (loss) from change in fair value of warrant liability	(11,793)	3,399	(13,411)	3,399
Gain (loss) from change in fair value of earnout liability	(6,400)	61,680	(31,810)	61,680
Loss from extinguishment of debt	—	(445)	—	(445)
Other income	898	88	1,671	98
Total other income (expense), net	(19,842)	63,928	(48,523)	63,579
Loss before provision for income taxes	(12,173)	(21,675)	(32,973)	(12,261)
Income tax expense (benefit)	922	(346)	1,552	(282)
Net loss	(13,095)	(21,329)	(34,525)	(11,979)
Less: Net loss attributable to noncontrolling interest	(7,952)	(18,723)	(22,577)	(9,373)
Net loss attributable to biote Corp. stockholders	(5,143)	(2,606)	(11,948)	(2,606)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(5)	—	1
Other comprehensive income (loss)	—	(5)	—	1
Comprehensive loss	$(13,095)	$(21,334)	$(34,525)	$(11,978)

Net loss per common share
Basic	$(0.25)	$(0.34)	$(0.62)	$(0.34)
Diluted	$(0.25)	$(0.34)	$(0.62)	$(0.34)
Weighted average common shares outstanding
Basic	20,704,866	7,574,271	19,153,574	7,574,271
Diluted	20,704,866	7,574,271	19,153,574	7,574,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

								Total
							Accumulated	Stockholders’
					Additional		Other	Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	biote Corp.	Interest	Deficit
Balance at December 31, 2022	9,655,387	$1	48,565,824	$5	$—	$(44,460)	$(5)	$(44,459)	$(13,815)	$(58,274)

Distributions	—	—	—	—	—	—	—	—	(3,093)	(3,093)
Net loss	—	—	—	—	—	(6,805)	—	(6,805)	(14,625)	(21,430)
Other comprehensive income	—	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	—	2,170	—	2,170	—	2,170
Vesting of RSUs	426,208	—	—	—	—	1,915	(4)	1,911	(1,911)	—
Exercise of stock options	105,049	—	—	—	—	2,043	(3)	2,040	(1,620)	420
Litigation settlement	375,000	—	—	—	—	1,199	—	1,199	—	1,199
Exchanges of Class V voting stock	7,953,258	1	(7,953,258)	(1)	—	208	—	208	(208)	—
TRA liability	—	—	—	—	—	(4,802)	—	(4,802)	—	(4,802)

Balance at March 31, 2023	18,514,902	$2	40,612,566	$4	$—	$(48,532)	$(12)	$(48,538)	$(35,271)	$(83,809)

Distributions	—	—	—	—	—	—	—	—	(3,495)	(3,495)
Net loss	—	—	—	—	—	(5,143)	—	(5,143)	(7,952)	(13,095)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	—	—	—	2,647	—	2,647	—	2,647
Vesting of RSUs	326,261	—	—	—	—	(3,932)	(1)	(3,933)	3,933	—
Settlement of warrants	3,088,473	—	—	—	—	15,986	(1)	15,985	1,530	17,515
Exchanges of Class V voting stock	5,793,500	1	(5,793,500)	(1)	—	(14,419)	(4)	(14,423)	14,423	—
TRA liability	—	—	—	—	—	7,000	—	7,000	—	7,000

Balance at June 30, 2023	27,723,136	$3	34,819,066	$3	$—	$(46,393)	$(18)	$(46,405)	$(26,833)	$(73,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(2,735)	—	(2,735)	—	(2,735)
Net income	—	—	—	—	—	—	—	9,350	—	9,350	—	9,350
Other comprehensive income	—	—	—	—	—	—	—	—	6	6	—	6

Balance at March 31, 2022	982,800	—	—	—	—	—	—	10,780	(34)	10,746	—	10,746

Distributions	—	—	—	—	—	—	—	(6,840)	—	(6,840)	—	(6,840)
Net loss through May 26, 2022	—	—	—	—	—	—	—	(207)	—	(207)	—	(207)
Other comprehensive loss through May 26, 2022	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Share-based compensation	—	—	—	—	—	—	—	79,270	—	79,270	—	79,270
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Net loss after May 26, 2022	—	—	—	—	—	—	—	(2,606)	—	(2,606)	(18,516)	(21,122)

Balance at June 30, 2022	—	$—	7,574,271	$1	48,565,824	$5	$—	$(49,144)	$(5)	$(49,143)	$(22,169)	$(71,312)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(34,525)	$(11,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,068	1,064
Bad debt expense	766	60
Amortization of debt issuance costs	391	188
Provision for obsolete inventory	(155)	20
Non-cash lease expense	137	116
Shares issued in settlement of litigation	1,199	—
Non-cash sponsor share transfers	—	7,216
Share-based compensation expense	4,817	79,270
(Gain) loss from change in fair value of warrant liability	13,411	(3,399)
(Gain) loss from change in fair value of earnout liability	31,810	(61,680)
Loss from extinguishment of debt	—	445
Deferred income taxes	236	(598)
Changes in operating assets and liabilities:
Accounts receivable	(2,154)	(1,652)
Inventory	3,942	(217)
Other current assets	(4,082)	(5,407)
Accounts payable	3,295	3,839
Deferred revenue	490	201
Accrued expenses	(848)	(28,965)
Operating lease liabilities	(31)	(123)
Net cash provided by (used in) operating activities	19,767	(21,601)
Investing Activities
Purchases of short-term investments	(20,000)	—
Purchases of property and equipment	(67)	(328)
Purchases of capitalized software	(1,158)	(812)
Net cash used in investing activities	(21,225)	(1,140)
Financing Activities
Proceeds from the business combination	—	12,282
Principal repayments on term loan	(3,125)	(1,250)
Borrowings on term loan	—	125,000
Extinguishment of Bank of America term loan	—	(36,250)
Debt issuance costs	—	(4,036)
Proceeds from exercise of stock options	420	—
Distributions	(6,588)	(8,707)
Capitalized transaction costs	—	(8,341)
Net cash provided by (used in) financing activities	(9,293)	78,698
Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	(10,751)	55,959
Cash and cash equivalents at beginning of period	79,231	26,766
Cash and cash equivalents at end of period	$68,480	$82,725
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,581	$982
Cash paid for income taxes	4,472	171
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$61	$126
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

Unaudited Interim Financial Information—In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022.

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded net of allowances for doubtful accounts. The Company uses the roll-rate method to estimate current expected credit losses for its accounts receivable population.

Inventory—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Inventory consists of bioidentical hormone pellets and dietary supplements. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Dietary supplements are high-grade supplements used to enhance pellet therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of goods sold. The Company recorded a reserve for obsolescence of inventory related to inventory which has expired. See Note 5 for further details.

Other Current Assets—As of June 30, 2023 and December 31, 2022, the Company’s total other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Prepaid expenses	$3,110	$2,939
Advances	4,485	877
Other assets	303	—
Total other current assets	$7,898	$3,816

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned on the Company’s short-term investment as well as on its money market account.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded during the three and six months ended June 30, 2023 and 2022.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of June 30, 2023 and December 31, 2022, the Company did not have any financing leases.

Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the ROU asset may be required for items such as incentives, prepaid lease payments, or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change. Lease costs for operating leases are recognized on a straight-line basis over the lease term as an operating expense. Variable lease costs are expensed as incurred as an operating expense.

As the rates implicit in the Company’s leases have not historically been readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate the Company would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment over the lease term. To estimate the incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of income and comprehensive income.

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

The Company calculated the fair value of the future payments to be made under the TRA at the time of the exchange and identified the timing of the utilization of the tax attributes pursuant to ASC 805 and relevant tax laws. Interest will accrue on the TRA liability. In addition, under ASC 450, Contingencies, any transactions with Holdings’ Members after the exchange date will result in additional TRA liabilities which will be recorded on a gross undiscounted basis.

The calculation of the TRA liability includes a significant amount of judgment related to the timing and amount of Retained Holdings Units and shares of Class V voting stock exchanged for shares of Class A common stock of Biote, forecasted operating results of Biote and anticipated interest rates used to accrue interest on the liability. If the Company’s assumptions change or it experiences significant volatility in its operating results forecast, the fair value calculated from period to period could be materially different.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. The Company’s warrants did not meet the criteria for equity classification and were recorded as liabilities. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of income and comprehensive income. See Note 10 for further detail.

Earnout Liability—In connection with the Business Combination, the Members and the Sponsor received shares that will vest upon the achievement of certain share price targets. The earnout shares are classified as a liability in the Company’s condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the condensed consolidated statements of income and comprehensive income. See Note 11 for further detail.

Stockholders’ Deficit—Prior to consummation of the Business Combination, the Company’s capital structure included voting units (Class A), non-voting units (Class AA and AAA), and non-voting incentive units (Class AAAA), with no limit to the number of units that may be issued. Class A units had 100% of the voting rights, and there is no par value assigned to any of the classes of units.

Pursuant to the Business Combination Agreement and immediately prior to the Business Combination’s consummation, the Company effectuated a recapitalization whereby all Class A, Class AA, Class AAA and Class AAAA units held by Holdings’ Members were converted into Class A Common Units.

The Company made operating distributions to Members of Holdings and taxing authorities on the Members’ behalf totaling $6,588 and $9,575 during the six months ended June 30, 2023 and 2022, respectively.

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

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the three and six months ended June 30, 2023, the Company incurred no activity in relation to the SEPA.

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

During the three and six months ended June 30, 2023, the Company made $193 and $417, respectively, in safe harbor contributions under the 401(k) Plan, which are presented within selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. During the three and six months ended June 30, 2022, the Company made $163 and $301, respectively, in safe harbor contributions.

Share-Based Compensation—Holdings previously granted Class AAAA units (“incentive units”) and phantom equity rights (collectively, the “equity awards”) to certain key members of management. The equity awards were entitled to share in the distributions of Holdings from a change in control or qualifying liquidity event. The equity awards are accounted for under ASC 718, Compensation─Stock Compensation, and classified in equity. The Company elected to recognize forfeitures at the time they occur. The fair value of the equity awards was determined using a Monte-Carlo simulation as of the grant date. The awards begin to vest on the date of a change in control or qualifying event. The Business Combination constituted such a qualifying event triggering the performance condition in the awards. No compensation cost was recognized historically until the Closing of the Business Combination as a qualifying event was not previously deemed probable to occur. See Note 14 for further details.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of June 30, 2023 and December 31, 2022, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from three vendors totaled approximately 67% and 82% for the three months ended June 30, 2023 and 2022, respectively, and 69% and 84% for the six months ended June 30, 2023 and 2022, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and six months ended June 30, 2023 and 2022. The Company did not have any customers that accounted for more than 10% of the outstanding gross accounts receivable as of June 30, 2023 or December 31, 2022.

Recently Adopted Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. The Company adopted this standard as of January 1, 2022, and there was no material impact to the financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities, and other instruments, companies will be required to use a new forward-looking “expected losses” model that generally will result in the recognition of allowances for losses earlier than under previous accounting guidance. Further, the FASB issued ASU 2019-04, ASU 2019-05 and ASU 2019-11 to provide additional guidance on the credit losses standard. ASU 2016-13 was effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard on January 1, 2023 using the modified retrospective approach and it elected to apply the roll-rate method to estimate current expected credit losses for its accounts receivable population. The adoption of this standard did not have a material impact to the financial statements.

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

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to the Company’s future taxable income. As of June 30, 2023 and December 31, 2022, there have been exchanges of units that have generated a deferred tax asset of $16,630 and $0 for the Company and a liability under the TRA of $14,432 and $0, respectively.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

Financial Statement Caption	Revenue Stream	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue:		2023	2022	2023	2022
	Pellet procedures	$35,637	$32,458	$70,707	$63,266
	Dietary supplements	12,150	7,949	20,480	13,653
	Disposable trocars	826	368	1,546	601
	Shipping fees	39	14	74	27
Total product revenue		48,652	40,789	92,807	77,547
Service revenue:
	Training	202	356	538	521
	Contract-term services	225	214	435	434
	Other	178	—	320	—
Total service revenue		605	570	1,293	955
Total revenue		$49,257	$41,359	$94,100	$78,502

Revenue recognized by geographic region was as follows:

Financial Statement Caption	Country	Three Months Ended June 30,		Six Months Ended June 30,
Product revenue:		2023	2022	2023	2022
	United States	$48,523	$40,686	$92,539	$77,376
	All other	129	103	268	171
Total product revenue		48,652	40,789	92,807	77,547
Service revenue:
	United States	637	563	1,293	947
	All other	(32)	7	—	8
Total service revenue		605	570	1,293	955
Total revenue		$49,257	$41,359	$94,100	$78,502

Significant changes in contract liability balances were as follows:

	Six Months Ended June 30,
	2023		2022
Description of change	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(928)	$—	$(1,123)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,226	595	885	446
Transfers between current and non-current liabilities due to the expected revenue recognition period	449	(449)	403	(403)
Total increase in contract liabilities	$747	$146	$165	$43

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

Consideration allocated to performance obligations was as follows:

	June 30,	December 31,
	2023	2022
Unsatisfied training obligations - Current	$133	$104
Unsatisfied contract-term services - Current	1,282	1,028
Unsatisfied contract-term services - Long-term	740	627
Total allocated to unsatisfied contract-term services	2,022	1,655
Unsatisfied pellet procedures - Current	895	833
Unsatisfied pellet procedures - Long-term	331	299
Total allocated to unsatisfied pellet procedures	1,226	1,132
Total deferred revenue - Current	$2,310	$1,965
Total deferred revenue - Long-term	$1,071	$926

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and six months ended June 30, 2023 and 2022.

5.
INVENTORY, NET

The components of inventory, net was as follows:

	June 30,	December 31,
	2023	2022
Product inventory - Pellets	$6,533	$6,213
Less: Obsolete and expired pellet allowance	(1,143)	(1,298)
Pellet inventory, net	5,390	4,915
Product inventory - Dietary supplements	2,021	6,283
Less: Obsolete and expired dietary supplement allowance	(15)	(15)
Dietary supplement inventory, net	2,006	6,268
Inventory, net	$7,396	$11,183

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Trocars	$4,644	$4,645
Leasehold improvements	1,075	1,028
Office equipment	253	238
Computer software	140	140
Furniture and fixtures	161	161
Computer equipment	108	102
Property and equipment	6,381	6,314
Less: Accumulated depreciation	(5,319)	(4,810)
Property and equipment, net	$1,062	$1,504

Total depreciation expense related to property and equipment was $250 and $315 for the three months ended June 30, 2023 and 2022, respectively, and $509 and $584 for the six months ended June 30, 2023 and 2022, respectively. Total depreciation expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	June 30,	December 31,
	2023	2022
Website costs	$4,145	$4,142
Development in process	4,493	3,277
Less: Accumulated amortization	(2,905)	(2,346)
Capitalized software, net	$5,733	$5,073

Total amortization expense for capitalized software was $280 and $247 for the three months ended June 30, 2023 and 2022, respectively, and $559 and $480 for the six months ended June 30, 2023 and 2022, respectively. Total amortization expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

8.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued professional fees	$328	$354
Accrued employee-related costs	4,469	4,221
Other	629	1,699
Accrued expenses	$5,426	$6,274

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) for a term loan of $50,000 (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points.

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10,000. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the three and six months ended June 30, 2022.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1,108. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $37 and $91 for the three and six months ended June 30, 2022, respectively. At the Closing Date, the remaining unamortized Bank of

America debt issuance costs of $445 were written off as a loss from extinguishment of debt in the Company’s condensed consolidated statements of income and comprehensive income upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full on the Closing Date.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125,000. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At June 30, 2023, the interest rate charged to the Company was approximately 7.89%. The Term Loam requires principal payments of approximately $1,563 in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of June 30, 2023, the outstanding principal on the Term Loan was $118,750.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50,000. The Company did not draw on the Revolving Loans credit during each of the three and six months ended June 30, 2023 and 2022.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information including, but not limited to, a budget for the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to timely deliver a budget for the fiscal year ending December 31, 2023, resulting in an event of default as of June 30, 2023. On July 27, 2023, the lender waived the event of default and also agreed that the Company will not be required to deliver a budget for the fiscal year ending December 31, 2023.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of approximately $4,036. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the condensed consolidated balance sheets net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $195 and $97 for the three months ended June 30, 2023 and 2022, respectively, and $391 and $97 for the six months ended June 30, 2023 and 2022, respectively.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $195 and $134 for the three months ended June 30, 2023 and 2022, respectively, and $391 and $188 for the six months ended June 30, 2023 and 2022, respectively.

Long-term debt was as follows:

	June 30,	December 31,
	2023	2022
Term loan	$118,750	$121,875
Less: Current portion	(6,250)	(6,250)
	$112,500	$115,625
Less: Unamortized debt issuance costs	(3,148)	(3,539)
Term loan, net of current portion	$109,352	$112,086

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

2023 (remaining six months)	3,125
2024	6,250
2025	6,250
2026	6,250
2027	96,875
$118,750

10.
WARRANT LIABILITY

In connection with its initial public offering, Haymaker issued Public Warrants as part of the units sold through the offering (“Public Warrant”) as well as private placement warrants (“Private Placement Warrant”) to its Sponsor, the terms of which are further described below.

Warrant Tender Offer

On May 9, 2023, the Company commenced (i) its offer to each holder of its outstanding warrants, each whole warrant exercisable for one share of Class A Common Stock, par value $0.0001 per share (“Common Stock”), of the Company, at an exercise price of $11.50 per share (the “Warrants”), the opportunity to receive 0.23 shares of Common Stock in exchange for each Warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the Warrants (the “Consent Warrants”) to amend the Warrant Agreement (the “Warrant Agreement”), dated as of March 1, 2021, by and between Haymaker Acquisition Corp. III, a Delaware corporation, and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Amendment”), which governs all of the Warrants. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments required the vote or written consent of holders of at least 50% of the publicly traded Warrants (the “Public Warrants”) and, solely with respect to any amendment to the terms of the privately held Warrants (the “Private Placement Warrants”), at least 50% of the Private Placement Warrants.

The Warrant Amendment permitted the Company to require that each Warrant that is outstanding upon the closing of the Offer be converted into 0.207 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Offer and Consent Solicitation expired one minute after 11:59 p.m., Eastern Standard Time, on June 7, 2023.

Public Warrants of 8,191,336, or approximately 97.5% of the outstanding Public Warrants and Private Placement Warrants of 4,464,900, or approximately 87.4% of the outstanding Private Placement Warrants, were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. In addition, pursuant to the Consent Solicitation, the Company received the approval of the Warrant Amendment from approximately (i) 97.5% of the outstanding Public Warrants and (ii) 87.4% of the outstanding Private Placement Warrants.

On June 8, 2023, the Company and the Warrant Agent entered into the Warrant Amendment, which permitted the Company to require that each Warrant that is outstanding upon the closing of the Offer be converted into 0.207 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Company exercised its right to exchange all remaining outstanding Warrants for shares of Common Stock in accordance with the terms of the Warrant Amendment. As a result of the warrant tender offer, the Company exchanged all of its outstanding Warrants for 3,088,473 shares of Class A Common Stock valued at $17,515. No Warrants remain outstanding following such exchange.

Public Warrants

Each whole Public Warrant was exercisable to purchase one share of Class A common stock, and only whole warrants were exercisable. The Public Warrants became exercisable on June 25, 2022, 30 days after the completion of the Business Combination. Each whole Public Warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50.

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

If the shares issuable upon exercise of the warrants were not registered under the Securities Act within 60 business days following the Business Combination, the Company would be required to permit holders to exercise their warrants on a cashless basis. However, no warrant was exercisable for cash or on a cashless basis, and the Company would not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise was registered or qualified under the securities laws of the state of the exercising holder, unless an exemption was available. In the event that the conditions in the immediately preceding sentence were not satisfied with respect to a warrant, the holder of such warrant would not be entitled to exercise such warrant and such warrant would have no value and expire worthless. In no event was the Company required to net cash settle any warrant. In the event that a registration statement was not effective for the exercised warrants, the purchaser of a unit containing such warrant would have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Business Combination, the Company would use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company would use its reasonable best efforts to cause the same to become effective within 60 business days following the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock was at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company would, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, the Company would not be required to file or maintain in effect a registration statement, but the Company would be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A share equals or exceeds $18.00

Once the warrants become exercisable, the Company may call the warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption (which the Company refers to as the 30-day redemption period) to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which it sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A share equals or exceeds $10.00

Once the warrants become exercisable, the Company may call the warrants for redemption:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of the Company’s Class A common stock to be determined based on the redemption date and the “fair market value” of shares of the Company’s Class A common stock except as otherwise described below;
•
if, and only if, the closing price of shares of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which it sends the notice of redemption to the warrant holders; and
•
if the closing price of the Company’s Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which it sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

The Company’s Public Warrants were treated as liabilities and recorded at fair value in the Warrant liability line of the condensed consolidated balance sheets. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income. Please see Note 12 for further detail. No Public Warrants were redeemed as of December 31, 2022.

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

The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of income and comprehensive income. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No such events requiring a change in classification of the warrants have occurred through June 30, 2023.

The Company’s Private Placement Warrants were treated as liabilities and recorded at fair value in the Warrant liability line of the balance sheets. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income. Please see Note 12 for further detail.

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

The Company’s Earnout liability is recorded at fair value in the condensed consolidated balance sheets. Any changes in fair value are recorded in the changes in earnout liability line of the condensed consolidated statements of income and comprehensive income. Please see Note 12 for further detail.

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$—	$—	$—
Private Placement Warrants	—	—	—	—
Earnout liability	—	—	63,920	63,920

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,381	$—	$—	$2,381
Private Placement Warrants	—	—	1,723	1,723
Earnout liability	—	—	32,110	32,110

There were no movements between levels during each of the three and six months ended June 30, 2023.

Level 3 Disclosures

Private Placement Warrants

As described in Note 10, the Company’s Private Placement Warrants were initially issued by Haymaker and were thus acquired by the Company through the consummation of the Business Combination. Accordingly, the initial measurement date of the Private Placement Warrants for the Company was the Closing Date. The Private Placement Warrants were valued using a Monte Carlo simulation. Calculating the fair value of the Private Placement Warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The carrying amount of the liability may fluctuate significantly, and actual amounts at settlement may be materially different from the liability’s estimated value. As of June 30, 2023, all of the Private Placement Warrants were exchanged for Class A common stock.

The following table provides the significant inputs used to measure the fair value of the level 3 Private Placement Warrants:

As of
December 31, 2022
Stock price	$3.73
Exercise price	$11.50
Risk-free rate	4.0%
Volatility	42.2%
Term (in years)	4.4

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated value.

The following table provides the significant inputs used to measure the fair value of the level 3 Earnout liability:

	As of
	June 30, 2023	December 31, 2022
Stock price	$6.76	$3.73
Risk-free rate	4.3%	4.1%
Volatility	62.5%	70.0%
Term (in years)	3.9	4.4

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

	Private Placement Warrants	Earnout Liability	Total
Fair value as of December 31, 2022	$1,723	$32,110	$33,833
Loss from change in fair value	4,863	31,810	36,673
Settlement	(6,586)	—	(6,586)
Fair value as of June 30, 2023	$—	$63,920	$63,920

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained an approximately 86.5% membership interest in Holdings and Biote received an approximately 13.5% ownership interest in Holdings. As a result of share issuances subsequent to the Closing of the Business Combination, Biote’s ownership of Holdings, was approximately 44.3% as of June 30, 2023. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A common stock. As a result, Biote’s ownership interest in Holdings will continue to increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

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

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V voting stock were vested as of December 31, 2021, and the Closing of the Business Combination triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V voting stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50,026 of share-based compensation expense was recognized at Closing related to the incentive units. As of June 30, 2023, there are no incentive units outstanding.

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

At the Closing of the Business Combination, Holdings’ phantom equity rights related to former employees vested, and the Company recognized share-based compensation expense of $4,339 related to these awards with an offsetting increase to equity based on the awards’ grant-date fair value. At Closing, the Company exercised its option to settle the awards for cash in the amount of $7,250.

At the Closing of the Business Combination, Holdings’ phantom equity rights related to current employees were replaced with 3,887,750 restricted stock units (“RSUs”) of Biote. The RSUs will continue to vest according to their original terms, quarterly over a period of one or two years after the Closing of the Business Combination.

Since the Closing of the Business Combination, the Company continues to grant RSUs to certain employees under the 2022 Equity Incentive Plan adopted on May 26, 2022. New RSUs issued are valued at the Company’s stock price on the date of grant. The following table summarizes RSU activity during the six months ended June 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(752,469)	$9.91
RSUs outstanding at June 30, 2023	912,609	$8.84

The Company recognized share-based compensation expense of $1,149 and $2,413 during the three and six months ended June 30, 2023, respectively, related to RSUs. As of June 30, 2023, there was $1,521 of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 0.7 years.

Stock Options

Subsequent to the Closing of the Business Combination, the Company began to grant stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan adopted on May 26, 2022. The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	3,632,807	$5.71
Exercised	(105,049)	$4.00
Forfeited	(310,772)	$4.20
Options outstanding at June 30, 2023	8,259,614	$4.66	9.4
Options exercisable at June 30, 2023	160,249	$4.05	9.4

The Company recognized share-based compensation expense of $1,480 and $2,386 during the three and six months ended June 30, 2023, respectively, related to stock options. As of June 30, 2023, there was $20,094 of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.3 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2023 were as follows:

Expected term (in years)	6.1
Volatility	66.8%
Risk-free rate	3.5%
Dividend yield	0.0%

Stock Purchase Plan

On May 26, 2022, the Company’s Board of Directors approved the 2022 Employee Stock Purchase Plan (the ESPP). The Company’s ESPP has a six-month offering period and a 15% purchase discount based on market prices on specified dates for 2023. The maximum number of shares of the Company’s common stock that may be issued under the ESPP shall not exceed 797,724 shares of the Company’s common stock (the “Initial Share Reserve”), plus the number of shares of the Company’s common stock that may be added to the ESPP annually each year for a period of up to 10 years. Additional shares added to the ESPP on an annual basis is equal to the lesser of 1% of the total number of shares of the Company’s capital stock on December 31st of the preceding calendar year and the Initial Share Reserve.

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each offering period, the accumulated contributions are used by the participating employees to purchase shares of the Company’s common stock. The issue price of those shares is equal to the lesser of (i) 85% of the Company’s stock price on the first day of the offering period, or (ii) 85% of the Company’s stock price on the purchase date. No participant may purchase more than $25 of common stock in any calendar year, and the maximum number of shares a participant may purchase during a single offering period is 2,000 shares.

Full time employees who had been employed by the Company for at least one year were eligible to begin participating in the ESPP on May 15, 2023. The Company recognized share-based compensation expense of $18 for each of the three and six months ended June 30, 2023, respectively, related to the ESPP. As of June 30, 2023, no shares had been purchased under the ESPP.

15.
LEASES

On July 1, 2014, the Company entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023. On November 1, 2022, the Company executed an extension of lease office space to extend through November 30, 2028. This extension included an additional 3,700 square feet of space that will be available for use in December of 2023 and will be included in monthly rent payments accordingly.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease expense	$112	$61	$224	$122
Total lease cost	$112	$61	$224	$122

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$64	$64	$118	$128

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	June 30,	December 31,
	2023	2022
Lease assets
Operating lease right-of-use assets	$1,915	$2,052
Total lease assets	$1,915	$2,052

Lease liabilities
Current:
Operating lease liabilities	$280	$165
Non-current:
Operating lease liabilities	1,781	1,927
Total lease liabilities	$2,061	$2,092

Weighted-average remaining lease term — operating leases (years)	5.42	5.92
Weighted-average discount rate — operating leases	8.48%	8.48%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation, as of June 30, 2023:

2023 (remaining six months)	218
2024	449
2025	464
2026	480
2027	497
Thereafter	470
Total lease payments	2,578
Less: Interest	(517)
Present value of lease liabilities	$2,061

16.
INCOME TAXES

The Company is subject to U.S. federal and state taxes with respect to its allocable share of any taxable income or loss of Holdings, as well as any stand-alone income or loss it generates. Holdings is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Holdings’ taxable income or loss is passed through to its Members, including the Company. Despite its status as a partnership in the United States, Holdings’ foreign subsidiaries are taxable entities operating in foreign jurisdictions. As such, these foreign subsidiaries may record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

As part of the Business Combination, the Company entered into the TRA with certain stockholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of Holding’s units and other carryforward attributes assumed that the Company anticipates being able to utilize in future years. As of June 30, 2023, there have been exchanges of units that would generate a deferred tax asset of $16,630 for the Company and a liability under the TRA of $14,432.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense (benefit) of $922 and ($346) for the three months ended June 30, 2023 and 2022, respectively, and $1,552 and ($282) for the six months ended June 30, 2023 and 2022, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2023, the Company concluded that it is more likely than not that a substantial portion of the Company’s federal deferred tax assets will be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. However, based on the Company’s analysis, it has recorded a valuation allowance on the foreign deferred tax assets and the portion of outside basis difference related to Holdings’ permanent book/tax differences as of June 30, 2023. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

17.
NET LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share is based on net loss attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss per common share
Numerator:
Net loss attributable to biote Corp. stockholders (basic and diluted)	$(5,143)	$(2,606)	$(11,948)	$(2,606)
Denominator:
Weighted average shares outstanding (basic and diluted)	20,704,866	7,574,271	19,153,574	7,574,271
Net loss per common share
Basic	$(0.25)	$(0.34)	$(0.62)	$(0.34)
Diluted	$(0.25)	$(0.34)	$(0.62)	$(0.34)

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Company was organized in an Up-C structure. Net loss per common share information for the three and six months ended June 30, 2023 and 2022 has been presented on a prospective basis and reflects only the net loss attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for periods subsequent to the Closing Date. Net loss per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net loss per common share is not separately presented for Class V voting stock since it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related Holdings Units, have Exchange Rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 and Note 3 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	912,609	3,887,750	912,609	3,887,750
Stock Options	8,259,614	—	8,259,614	—
Class V Voting Stock	34,819,066	48,565,824	34,819,066	48,565,824
Public Warrants	—	7,937,500	—	7,937,500
Private Placement Warrants	—	5,566,666	—	5,566,666
Earnout Voting Shares	10,000,000	10,000,000	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	55,578,789	77,545,240	55,578,789	77,545,240

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

19.
RELATED-PARTY TRANSACTIONS

The Company utilizes a professional services firm to perform accounting and tax services for the Company. Trusts whose beneficiaries are the children of a partner of the firm hold shares of the Company’s Class V voting stock. Fees paid to the firm were $0 and $16 during the three months ended June 30, 2023 and 2022, respectively, and $0 and $31 for the six months ended June 30, 2023 and 2022, respectively. There were no amounts due to the firm as of June 30, 2023 or December 31, 2022.

A former employee of the Company is the beneficiary of a trust which holds shares of the Company’s Class V voting stock, as well as being the child of the Company’s founder who beneficially owns shares of the Company’s Class V voting stock. Compensation paid to the former employee was $0 and $53 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $100 for the six months ended June 30, 2023 and 2022, respectively. There were no amounts due to the former employee as of June 30, 2023 or December 31, 2022.

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company. Revenues recognized from sales to this customer were $0 and $138 for the three months ended June 30, 2023 and 2022, respectively and $0 and $360 for the six months ended June 30, 2023 and 2022, respectively. There were no amounts due from this customer as of June 30, 2023 and December 31, 2022, respectively.

A former employee of the Company is the spouse of the Company’s founder who beneficially owns shares of the Company’s Class V voting stock. Compensation paid to the former employee was $0 and $58 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $115 for the six months ended June 30, 2023 and 2022, respectively. There were no amounts due to the former employee as of June 30, 2023 or December 31, 2022.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $0 and $443 for the three months ended June 30, 2023 and 2022, respectively and $411 and $734 for the six months ended June 30, 2023 and 2022, respectively. Amounts due to the vendor were $0 and $151 as of June 30, 2023 and December 31, 2022, respectively.

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

On May 18, 2022, BioTE Medical entered into an independent contractor agreement with Lani D. Consulting, a company affiliated with Lani Hammonds Donovitz, the wife of Dr. Gary S. Donovitz (the “New Independent Contractor Agreement”). Immediately upon the Closing, the New Independent Contractor Agreement replaced the independent contractor agreement dated as of May 3, 2021, between Lani D. Consulting and BioTE Medical. Pursuant to the New Independent Contractor Agreement, Lani D. Consulting provides certain services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the New Independent Contractor Agreement, and will receive an annual fee equal to $250 per year and reimbursement for reasonable and pre-approved business expenses. BioTE Medical terminated the New Independent Contractor Agreement, effective September 9, 2022.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2023, the date of these condensed consolidated financial statements, through August 11, 2023, which represents the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. There are no material events that require adjustment to or disclosure in these condensed consolidated financial statements.

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

Overview

We operate a high growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their aging patient populations. The Biote Method (the “Biote Method”) is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenue by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past eleven years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

Our revenue was $49.3 million and $41.4 million, our net loss was $13.1 million and $21.3 million, and our Adjusted EBITDA was $14.5 million and $13.1 million, for the three months ended June 30, 2023 and 2022, respectively. Our revenue was $94.1 million and $78.5 million, our net loss was $34.5 million and $12.0 million, and our Adjusted EBITDA was $27.6 million and $24.8 million, for the six months ended June 30, 2023 and 2022, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable GAAP measure, net income and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three and six months ended June 30, 2023 and 2022.

Additionally, the recent trends of fluctuating inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health crises and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Gain (loss) from Change in Fair Value of Warrant Liability

Gain (loss) from change in fair value of warrant liability consists of the change in fair value of the warrant liability during the period.

Gain (loss) from Change in Fair Value of Earnout Liability

Gain (loss) from change in fair value of earnout liability consists of the change in fair value of the Member and Sponsor earnouts during the period.

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

Results of Operations

The table and discussion below present our results for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(U.S. dollars, in thousands)	2023	2022
Revenue:
Product revenue	$48,652	$40,789
Service revenue	605	570
Total revenue	49,257	41,359
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	14,992	12,984
Cost of services	836	553
Cost of revenue	15,828	13,537
Selling, general and administrative	25,760	113,425
Income (loss) from operations	7,669	(85,603)
Other income (expense), net:
Interest expense	(2,547)	(794)
Gain (loss) from change in fair value of warrant liability	(11,793)	3,399
Gain (loss) from change in fair value of earnout liability	(6,400)	61,680
Loss from extinguishment of debt	—	(445)
Other income	898	88
Total other income (expense), net	(19,842)	63,928
Loss before provision for income taxes	(12,173)	(21,675)
Income tax expense (benefit)	922	(346)
Net loss	$(13,095)	$(21,329)

Revenue

Revenue for the three months ended June 30, 2023 increased $7.9 million to $49.3 million, or 19.1%, compared to the three months ended June 30, 2022, which was primarily driven by a combined increase of $7.4 million in revenue from pellet procedures and Biote-branded dietary supplements. Additionally, during the three months ended June 30, 2023, the number of active clinics billed increased 14.8% over the three months ended June 30, 2022. Furthermore, service revenue increased 6.1% during the three months ended June 30, 2023, compared with the corresponding period in the prior year, primarily as a result of an increase in the number of training sessions held during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Cost of revenue

Cost of revenue for the three months ended June 30, 2023 increased $2.3 million, to $15.8 million, or 16.9%, compared to the three months ended June 30, 2022. Cost of pellet procedures and Biote branded dietary supplements increased by $0.5 million and $1.4 million or 5.8% and 39.5%, respectively, for the period due primarily to higher sales volume.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2023 decreased $87.7 million to $25.8 million, or 77.3%, compared to the three months ended June 30, 2022. This decrease was primarily driven by a $76.6 million decline in stock compensation expense compared to the three months ended June 30, 2022, as the closing of the Business Combination on May 26, 2022 triggered the accelerated vesting of incentive units and phantom equity rights which were recognized to stock compensation expense for $79.2 million. Additionally, during the three months ended June 30, 2022, the Company incurred transaction expenses of $18.6 million as a result of the Business Combination. These decreases were partially offset by increases in professional fees and insurance costs of $3.6 million, as well as $1.5 million of payroll and related expenses.

Interest Expense

Interest expense for the three months ended June 30, 2023 increased $1.8 million to $2.5 million, or 220.8%, as compared to the three months ended June 30, 2022. The increase was primarily a result of the higher interest rates incurred during the period.

Gain (loss) from Change in Fair Value of Warrant Liability

The change in the gain (loss) from change in fair value of warrant liability was primarily due to the Company’s offer to exchange its outstanding warrants for common stock. On May 9, 2023, the Company announced the commencement of its offer to each holder of its outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. During the three months ended June 30, 2023, the company issued common stock valued at $17.5 million in exchange for all outstanding warrants. The warrants were remeasured to fair value prior to each exchange, and in doing so, we recognized a net loss from the change in fair value of our warrant liability of $11.8 million.

Gain (loss) from Change in Fair Value of Earnout Liability,

The gain (loss) recognized from the change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the three months ended June 30, 2023 and 2022. For the three months ended June 30, 2023, the closing price of the Company’s Class A common stock increased 10.1%, compared with a decrease of 58.2% in the corresponding period of 2022. The increase in the closing price of our Class A common stock increased the fair value of the earnout liability; therefore, the Company recognized a corresponding loss of $6.4 million for the three months ended June 30, 2023. In comparison, the decrease in the closing price of our Class A common stock for the three months ended June 30, 2022 decreased the fair value of the earnout liability and resulted in a gain of $61.7 million.

Other Income

Other income for the three months ended June 30, 2023 increased $0.8 million to $0.9 million, compared to the three months ended June 30, 2022. The increase was primarily due to interest income earned on higher cash balances and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2023 increased $1.3 million, compared to the three months ended June 30, 2022. This increase in expense is primarily driven by $1.0 million in tax deductions the Company received as of June 30, 2022 in relation to the vesting of restricted stock units and the associated stock compensation expense as a result of the Business Combination. Additionally, the increase in tax expense is primarily a result of the increase in Biote’s ownership of Holdings since the Closing Date.

The table and discussion below present our results for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(U.S. dollars, in thousands)	2023	2022
Revenue:
Product revenue	$92,807	$77,547
Service revenue	1,293	955
Total revenue	94,100	78,502
Cost of revenue (excluding depreciation and amortization included in selling, general and administrative, below)
Cost of products	28,019	24,641
Cost of services	1,686	1,173
Cost of revenue	29,705	25,814
Selling, general and administrative	48,845	128,528
Income (loss) from operations	15,550	(75,840)
Other income (expense), net:
Interest expense	(4,973)	(1,153)
Gain (loss) from change in fair value of warrant liability	(13,411)	3,399
Gain (loss) from change in fair value of earnout liability	(31,810)	61,680
Loss from extinguishment of debt	—	(445)
Other income	1,671	98
Total other income (expense), net	(48,523)	63,579
Loss before provision for income taxes	(32,973)	(12,261)
Income tax expense (benefit)	1,552	(282)
Net loss	$(34,525)	$(11,979)

Revenue

Revenue for the six months ended June 30, 2023 increased $15.6 million to $94.1 million, or 19.9%, compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, the number of active clinics billed increased 14.8% over the six months ended June 30, 2022. Service revenue increased by 35.4% over the same period in the prior year resulting from an increase in the number of training sessions during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cost of revenue for the six months ended June 30, 2023 increased $3.9 million, to $29.7 million, or 15.1%, compared to the six months ended June 30, 2022. Cost of pellet procedures and Biote branded dietary supplements increased $1.1 million and $2.1 million or 6.6% and 33.5%, respectively, for the period due primarily to higher sales volume.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2023 decreased $79.7 million to $48.8 million, or 62%, compared to the six months ended June 30, 2022. This decrease was primarily driven by a $74.5 million decline in stock compensation expense compared to the six months ended June 30, 2022, as the Closing of the Business Combination triggered the accelerated vesting of incentive units and phantom equity rights which were recognized to stock compensation expense for $79.2 million. Additionally, transaction expenses of $18.6 million were recognized during the six months ended June 30, 2022 as part of the Closing of the Business Combination. These decreases were partially offset by increases in professional fees and insurance costs of $5.0 million, $3.4 million of payroll and related expenses, and a $1.2 million legal settlement with a former employee.

Interest Expense

Interest expense for the six months ended June 30, 2023 increased $3.8 million to $5.0 million, or 331.3%, compared to the six months ended June 30, 2022. The increase was primarily a result of the higher interest rates incurred during the period.

Gain (loss) from Change in Fair Value of Warrant Liability

The change in the gain (loss) from change in fair value of warrant liability was primarily due to the Company’s offer to exchange its outstanding warrants for common stock. On May 9, 2023, the Company announced the commencement of its offer to each holder of its outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. During the six months ended June 30, 2023, the company issued common stock valued at $17.5 million in exchange for all outstanding warrants. The warrants were remeasured to fair value prior to each exchange, and in doing so, we recognized a net loss from the change in fair value of our warrant liability of $13.4 million for the six months ended June 30, 2023.

Gain (loss) from Change in Fair Value of Earnout Liability

The gain (loss) recognized from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023, the closing price of the Company’s Class A common stock increased 83.9%, compared with a decrease of 58.2% in the corresponding period of 2022. The increase in the closing price of our Class A common stock increased the fair value of the earnout liability; therefore, the Company recognized a corresponding loss of $31.4 million for the six months ended June 30, 2023. In comparison, the decrease in the closing price of our Class A common stock for the six months ended June 30, 2022 decreased the fair value of the earnout liability and resulted in a gain of $61.7 million.

Other Income

Other income for the six months ended June 30, 2023 increased $1.6 million to $1.7 million, compared to the six months ended June 30, 2022. The increase was primarily due to interest income earned on higher cash balances and currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2023 increased $1.8 million to $1.5 million, compared to the six months ended June 30, 2022. This increase in expense was primarily driven by $1.0 million in tax deductions the Company received as of June 30, 2022 in relation to the vesting of restricted stock units and the associated stock compensation expense as a result of the Business Combination. Additionally, the increase in tax expense was a result of the increase in Biote’s ownership of Holdings since the Closing Date.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022		2023	2022
Net loss	$(13,095)	$(21,329)		$(34,525)	$(11,979)
Interest expense	2,547	794		4,973	1,153
Income tax expense (benefit)	922	(346)		1,552	(282)
Depreciation and amortization	530	563		1,068	1,064
Loss from extinguishment of debt	—	445		—	445
Other non-operating items	(898)	(89)		(1,671)	(98)
Share-based compensation expense	2,647	79,270	`	4,817	79,270
Transaction-related expenses	—	18,769		—	19,477
Litigation and other	3,692	150		6,210	841
(Gain) loss from change in fair value of warrant liability	11,793	(3,399)		13,411	(3,399)
(Gain) loss from change in fair value of earnout liability	6,400	(61,680)		31,810	(61,680)
Adjusted EBITDA	$14,538	$13,148		$27,645	$24,812

Liquidity and Capital Resources

We derive liquidity primarily from debt and equity financing activities. As of June 30, 2023, our balance of cash and cash equivalents was $68.5 million, which is a decrease of $10.8 million, or 13.6%, compared to December 31, 2022. The decrease in cash and cash equivalents was driven by a transfer of $20.0 million to a six-month certificate of deposit, which matures in December 2023. Our total outstanding debt principal balance as of June 30, 2023 was $118.8 million, which represents a decrease of $3.1 million over the total outstanding debt principal balance as of December 31, 2022 of $121.9 million.

Our primary sources of cash are our cash flow from operations, less amounts paid to fund operating expenses, and working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. We primarily use cash to fund our debt service obligations, fund operations, meet working capital requirements, capital expenditures and strategic investments. As of June 30, 2023, we had cash and cash equivalents of $68.5 million, a $50 million revolving line of credit and a $20.0 million short-term certificate of deposit. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents plus proceeds from the Business Combination and debt financing) will be adequate to finance our operations, working capital requirements, capital expenditures, debt servicing obligations, and potential dividends for at least the next twelve months.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows:

	Six Months Ended
	June 30,
	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$19,767	$(21,601)
Net cash used in investing activities	(21,225)	(1,140)
Net cash provided by (used in) financing activities	(9,293)	78,698

Operating Activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2023 increased $41.4 million as compared to the six months ended June 30, 2022. Net loss, adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net increase of $15.6 million as compared to the prior period. Additionally, our working capital investment in our Biote-branded supplement inventory increased by $4.2 million as compared to the prior period. This resulted from the initial investment in our third-party fulfillment centers during the six months ended June 30, 2022. Additionally, there was a $1.3 million increase in working capital in our advances and prepayments made to certain vendors and increases in accounts receivable of $0.5 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 increased by $20.1 million as compared to the six months ended June 30, 2022. This increase was primarily driven by the purchase of short-term investments including six-month certificate of deposits of $20 million, as well as $0.3 million in capitalized software development costs. This net increase was offset by a reduction in purchases of property and equipment of $0.3 million, primarily reusable trocars.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 increased $88.0 million as compared to the six months ended June 30, 2022. The increase was primarily due to the execution of the term loan with Truist Bank that included borrowings of $125 million as of the Closing Date as well as proceeds of $12.3 million in relation to the Business Combination with Haymaker that did not recur in the current year. This net increase was offset by debt issuance costs of $4 million, the extinguishment of the old term loan with Bank of America of $36.2 million, and capitalized transaction costs of $8.3 million that were all in relation to the Business Combination.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASU 2014-09, Revenue from Contracts with Customers, and subsequent amendments (collectively, “ASC 606”).

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

Warrant Liability

We valued the 5,566,666 private placement warrants sold to the Sponsor (the “Private Placement Warrants”) using a Monte-Carlo simulations in order to simulate the future path of our stock price over the term of the Private Placement Warrants. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimated value. The significant assumptions used in the valuation include the Company’s stock price, exercise price, risk-free rate, volatility and term.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of June 30, 2023.

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

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Although we are working to remediate the identified material weakness, we can provide no assurance that the material weakness will be remediated during fiscal year 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
If we are unable to maintain our listing on the Nasdaq Stock Market LLC (“Nasdaq”), it could become more difficult to sell our Class A common stock in the public market.

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

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”), an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s, on August 1, 2020 (the “Outsourcing Facility Services Agreement”), and a Pharmacy Services Agreement with F.H. Investments, Inc. d/b/a Asteria Health, Asteria Health, on October 28, 2021, to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe (the “Asteria Health Pharmacy Services Agreement”). AnazaoHealth, Carie Boyd’s, and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compound testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding of testosterone and estradiol implantable subcutaneous pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. The FDCA prohibits selling or transferring a drug compounded by an outsourcing facility by an entity other than the outsourcing facility that compounded the drug. In June 2023, the FDA released a guidance, “Prohibition on Wholesaling Under Section 503B of the Federal Food, Drug, and Cosmetic Act” clarifying its interpretation of this prohibition. If the FDA determines that we are selling or transferring a drug compounded by an outsourcing facility, we may be subject to penalties under the FDCA. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the six months ended June 30, 2023, over 61.1% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced substantial growth in our operations, and we expect to experience continued growth in our business. For example, we plan to continue increasing our headcount from 2023 through 2025. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people market and sell the Biote Method and our Biote-branded dietary supplements, which could result in inefficiencies and unanticipated costs, lowered quality standards and disruptions to our operations. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future offerings. In addition, our ability to grow may be adversely impacted due to factors beyond our control, which could have a material adverse effect on our business, reputation, financial performance, financial condition and results of operations, and could expose us to liability. Our failure to manage growth effectively could have a material and adverse effect on our business, financial condition and results of operations. To manage the growth of our operations, we must establish appropriate and scalable operational and financial systems, procedures and controls and build and maintain a qualified finance, administrative and operations staff. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, we may fail to execute our business strategy which would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Teresa S. Weber, our Chief Executive Officer, Marc D. Beer, our Executive Chairman, Samar Kamdar, our Chief Financial Officer, Dr. Ross McQuivey, our Chief Medical Officer, Mary Elizabeth Conlon, our Vice President, Business Development and General Counsel, and Mary Punchocar, our Chief Commercial Officer, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

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
•
State corporate practice of “medicine” prohibitions that restrict unlicensed persons from engaging licensed professionals to render professional services to the public or from interfering with or influencing a licensed practitioner’s professional judgment. Certain activities other than those directly related to the delivery of healthcare services to patients may be considered an element of the practice of medicine in many states;
•
State fee-splitting prohibitions, which prohibit licensed healthcare professionals from sharing a portion of their professional fees collected from their professional services with unlicensed third parties; and
•
HIPAA, as amended by the HITECH and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain healthcare providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and reputational harm and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including significant administrative, civil and criminal penalties, damages, fines, sanctions, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, integrity oversight and reporting obligations, and curtailment or cessation of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. Biote failed to timely deliver a budget for the fiscal year ending December 31, 2023, resulting in an event of default as of June 30, 2023. On July 27, 2023, the lender waived the event of default. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

If the products recommended as part of training in the Biote Method are not covered by third-party and government payors we could see decreased demand for our training and support services.

Coverage and reimbursement from third party payors, such as commercial health insurers and governmental health care programs, may not be available for the products recommended as part of our training in the Biote Method. To the extent that these products are not reimbursable by third party payors, the demand for these products may be diminished. If the products recommended as part of training in the Biote Method do not generate patient demand, we may be unable to attract physicians to take part in our training and support services. If we are unable to attract physicians to participate in our training and utilize our support services, our business, results of operations and financial condition could be adversely affected.

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

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through June 30, 2023, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

If we are unable to maintain our listing on Nasdaq, it could become more difficult to sell our Class A common stock in the public market.

Our Class A common stock is listed on Nasdaq. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. On July 20, 2022, Nasdaq suspended trading of our Class A common stock and Public Warrants for failure to meet certain initial listing requirements and indicated it intended to pursue delisting our Class A common stock and Public Warrants once all applicable appeal and review periods expired. On August 25, 2022, Nasdaq approved our application to relist our Class A common stock and Public Warrants and we began trading on August 29, 2022. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our Class A common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our Class A common stock. If our Class A common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Class A common stock.

A delisting from The Nasdaq Global Market and failure to obtain listing on another market or exchange would subject our Class A common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from Nasdaq and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our Class A common stock and the ability of purchasers of our Class A common stock to sell their securities in the secondary market.

On August 10, 2023, the closing price of our Class A common stock was $6.48 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 60.5% of our Class A common stock, with one such member beneficially owning 31.5% of our Class A common stock as of June 30, 2023. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders, including Dr. Gary Donovitz, who beneficially held 31.5% of shares of our common stock outstanding as of June 30, 2023.

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

As of June 30, 2023, 74,129,702 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,000 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 29,310,636 shares of Class A common stock and 44,819,066 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 60.5% of our Class A common stock, with one such Member beneficially owning approximately 31.5% of our Class A common stock, as of June 30, 2023. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 21,947,987 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of June 30, 2023 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

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
10.1

Underwriting Agreement, dated as of June 5, 2023, by the among the Company, Roth Capital Partners, LLC, as the underwriter, and the Selling Stockholder named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 7, 2023).

10.2

Amendment No.1 to Warrant Agreement, dated as of June 8, 2023, by and between the Company and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 8, 2023).

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

BIOTE CORP.

Date: August 11, 2023	By:	/s/ Samar Kamdar
Name: Samar J. Kamdar
Title: Chief Financial Officer