Form 10-Q
period 2023-09-30
biote Corp.
filed 2023-11-13
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 33,940,353 shares of Class A common stock, $0.0001 par value per share, outstanding and 38,819,066 shares of Class V voting stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. These forward-looking statements relate to expectations for future financial performance, business strategies, or expectations for the Company’s business. These forward-looking statements include, but are not limited to, statements regarding the Company’s or its management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “hope,” “anticipate,” “believe,” “seek,” “target,” “continue,” “could,” “might,” “ongoing,” “potential,” “predict,” “would” or similar expressions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$65,575	$79,231
Short-term investment	20,000	—
Accounts receivable, net	10,177	6,948
Inventory, net	11,078	11,183
Other current assets	10,923	3,816
Total current assets	117,753	101,178
Property and equipment, net	1,353	1,504
Capitalized software, net	5,449	5,073
Operating lease right-of-use assets	1,953	2,052
Deferred tax asset	23,241	1,838
Total assets	$149,749	$111,645

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,694	$4,112
Accrued expenses	10,279	6,274
Term loan, current	6,250	6,250
Deferred revenue, current	2,562	1,965
Operating lease liabilities, current	298	165
Total current liabilities	25,083	18,766
Term loan, net of current portion	107,990	112,086
Deferred revenue, net of current portion	1,182	926
Operating lease liabilities, net of current portion	1,761	1,927
TRA liability	18,528	—
Warrant liability	—	4,104
Earnout liability	46,470	32,110
Total liabilities	201,014	169,919
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 33,940,353 and 11,242,887 shares issued, 35,527,853 and 9,655,387 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	3	1
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 38,819,066 and 58,565,824 shares issued, 28,819,066 and 48,565,824 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	3	5
Additional paid-in capital	—	—
Accumulated deficit	(40,522)	(44,460)
Accumulated other comprehensive loss	(13)	(5)
biote Corp.’s stockholders’ deficit	(40,529)	(44,459)
Noncontrolling interest	(10,736)	(13,815)
Total stockholders’ deficit	(51,265)	(58,274)
Total liabilities and stockholders’ deficit	$149,749	$111,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$44,831	$41,574	$137,638	$119,121
Service revenue	726	396	2,019	1,351
Total revenue	45,557	41,970	139,657	120,472
Cost of revenue
Cost of products	13,070	12,750	41,089	37,391
Cost of services	1,097	587	2,783	1,760
Cost of revenue	14,167	13,337	43,872	39,151
Selling, general and administrative	23,791	20,818	72,636	149,346
Income (loss) from operations	7,599	7,815	23,149	(68,025)
Other income (expense), net:
Interest expense, net	(1,530)	(1,408)	(4,821)	(2,478)
Gain (loss) from change in fair value of warrant liability	—	1,153	(13,411)	4,552
Gain (loss) from change in fair value of earnout liability	17,450	(6,840)	(14,360)	54,840
Loss from extinguishment of debt	—	—	—	(445)
Other income (expense)	(3)	8	(14)	23
Total other income (expense), net	15,917	(7,087)	(32,606)	56,492
Income (loss) before provision for income taxes	23,516	728	(9,457)	(11,533)
Income tax expense (benefit)	3,874	234	5,426	(48)
Net income (loss)	19,642	494	(14,883)	(11,485)
Less: Net income (loss) attributable to noncontrolling interest	12,112	479	(10,465)	(8,894)
Net income (loss) attributable to biote Corp. stockholders	$7,530	$15	$(4,418)	$(2,591)

Other comprehensive income (loss):
Foreign currency translation adjustments	8	(1)	8	—
Other comprehensive income (loss)	8	(1)	8	—
Comprehensive income (loss)	$19,650	$493	$(14,875)	$(11,485)

Net income (loss) per common share
Basic	$0.25	$0.00	$(0.19)	$(0.34)
Diluted	$0.24	$0.00	$(0.19)	$(0.34)
Weighted average common shares outstanding
Basic	30,334,193	7,605,031	22,921,401	7,596,379
Diluted	31,041,245	7,605,031	22,921,401	7,596,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

								Total
							Accumulated	Stockholders’
					Additional		Other	Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	biote Corp.	Interest	Deficit
Balance at December 31, 2022	9,655,387	$1	48,565,824	$5	$—	$(44,460)	$(5)	$(44,459)	$(13,815)	$(58,274)

Distributions	—	—	—	—	—	—	—	—	(3,093)	(3,093)
Net loss	—	—	—	—	—	(6,805)	—	(6,805)	(14,625)	(21,430)
Other comprehensive income	—	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	—	2,170	—	2,170	—	2,170
Vesting of RSUs	426,208	—	—	—	—	1,915	(4)	1,911	(1,911)	—
Exercise of stock options	105,049	—	—	—	—	2,043	(3)	2,040	(1,620)	420
Litigation settlement	375,000	—	—	—	—	1,199	—	1,199	—	1,199
Exchanges of Class V voting stock	7,953,258	1	(7,953,258)	(1)	—	208	—	208	(208)	—
TRA liability	—	—	—	—	—	(4,802)	—	(4,802)	—	(4,802)

Balance at March 31, 2023	18,514,902	2	40,612,566	4	—	(48,532)	(12)	(48,538)	(35,271)	(83,809)

Distributions	—	—	—	—	—	—	—	—	(3,495)	(3,495)
Net loss	—	—	—	—	—	(5,143)	—	(5,143)	(7,952)	(13,095)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	—	—	—	2,647	—	2,647	—	2,647
Vesting of RSUs	326,261	—	—	—	—	(3,932)	(1)	(3,933)	3,933	—
Settlement of warrants	3,088,473	—	—	—	—	15,986	(1)	15,985	1,530	17,515
Exchanges of Class V voting stock	5,793,500	1	(5,793,500)	(1)	—	(14,419)	(4)	(14,423)	14,423	—
TRA liability	—	—	—	—	—	7,000	—	7,000	—	7,000

Balance at June 30, 2023	27,723,136	3	34,819,066	3	—	(46,393)	(18)	(46,405)	(26,833)	(73,238)

Distributions	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Net income	—	—	—	—	—	7,530	—	7,530	12,112	19,642
Other comprehensive income	—	—	—	—	—	—	8	8	9	17
Share-based compensation	—	—	—	—	—	2,243	—	2,243	—	2,243
Vesting of RSUs	217,217	—	—	—	—	(1,730)	(1)	(1,731)	1,731	—
Exchanges of Class V voting stock	6,000,000	—	(6,000,000)	—	—	(3,244)	(2)	(3,246)	3,245	(1)
TRA liability	—	—	—	—	—	1,072	—	1,072	—	1,072

Balance at September 30, 2023	33,940,353	$3	28,819,066	$3	$—	$(40,522)	$(13)	$(40,529)	$(10,736)	$(51,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(2,735)	—	(2,735)	—	(2,735)
Net income	—	—	—	—	—	—	—	9,350	—	9,350	—	9,350
Other comprehensive income	—	—	—	—	—	—	—	—	6	6	—	6

Balance at March 31, 2022	982,800	$—	—	—	—	—	—	10,780	(34)	10,746	—	10,746

Distributions	—	—	—	—	—	—	—	(6,840)	—	(6,840)	—	(6,840)
Net loss through May 26, 2022	—	—	—	—	—	—	—	(207)	—	(207)	—	(207)
Other comprehensive loss through May 26, 2022	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Share-based compensation	—	—	—	—	—	—	—	79,270	—	79,270	—	79,270
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Net loss after May 26, 2022	—	—	—	—	—	—	—	(2,606)	—	(2,606)	(18,516)	(21,122)

Balance at June 30, 2022	—	—	7,574,271	1	48,565,824	5	—	(49,144)	(5)	(49,143)	(22,169)	(71,312)

Distributions	—	—	—	—	—	—	—	—	—	—	(1,035)	(1,035)
Net income (loss)	—	—	—	—	—	—	—	15	—	15	479	494
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)	(3)	(4)
Share-based compensation	—	—	—	—	—	—	—	746	—	746	—	746
Vesting of RSUs	—	—	699,887	—	—	—	—	—	—	—	—	—
Issuance of shares under SEPA	—	—	65,000	—	—	—	—	264	—	264	—	264

Balance at September 30, 2022	—	$—	8,339,158	$1	48,565,824	$5	$—	$(48,119)	$(6)	$(48,119)	$(22,728)	$(70,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(14,883)	$(11,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,484	1,644
Bad debt expense (recoveries)	624	(210)
Amortization of debt issuance costs	591	392
(Benefit from) provision for obsolete inventory	(32)	80
Non-cash lease expense	423	175
Shares issued in settlement of litigation	1,199	—
Non-cash sponsor share transfers	—	7,216
Non-cash fees under SEPA	—	108
Share-based compensation expense	7,060	80,016
(Gain) loss from change in fair value of warrant liability	13,411	(4,552)
(Gain) loss from change in fair value of earnout liability	14,360	(54,840)
Loss from extinguishment of debt	—	445
Deferred income taxes	394	(597)
Changes in operating assets and liabilities:
Accounts receivable	(3,834)	(2,194)
Inventory	137	(646)
Other current assets	(7,118)	(3,999)
Accounts payable	1,582	4,476
Deferred revenue	853	344
Accrued expenses	4,005	(31,396)
Operating lease liabilities	(329)	(185)
Net cash provided by (used in) operating activities	19,927	(15,208)
Investing Activities
Purchases of short-term investments	(20,000)	—
Purchases of property and equipment	(518)	(328)
Purchases of capitalized software	(1,191)	(1,199)
Net cash used in investing activities	(21,709)	(1,527)
Financing Activities
Proceeds from the business combination	—	12,282
Principal repayments on term loan	(4,687)	(2,813)
Borrowings on term loan	—	125,000
Extinguishment of Bank of America term loan	—	(36,250)
Debt issuance costs	—	(4,036)
Settlement of phantom equity rights	—	(7,250)
Proceeds from exercise of stock options	420	—
Distributions	(7,588)	(10,610)
Capitalized transaction costs	—	(8,341)
Proceeds from issuance of shares under SEPA	—	156
SEPA transaction costs	—	(702)
Net cash provided by (used in) financing activities	(11,855)	67,436
Effect of exchange rate changes on cash and cash equivalents	(19)	(6)
Net increase (decrease) in cash and cash equivalents	(13,656)	50,695
Cash and cash equivalents at beginning of period	79,231	26,766
Cash and cash equivalents at end of period	$65,575	$77,461
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,022	$2,488
Cash paid for income taxes	$2,789	$111
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$—	$122
Non-cash SEPA transaction costs	$—	$108

The accompanying notes are an integral part of these condensed consolidated financial statements.

biote Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. The condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net income in the condensed consolidated statements of income and comprehensive income (loss).

Unaudited Interim Financial Information—In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The condensed consolidated balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Following the Closing of the Business Combination, the Company is organized in an Up-C structure in which the business of the Company is operated by Holdings and its subsidiaries, and Biote’s only material direct asset consists of equity interests in Holdings. The consolidated financial statements of Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes for the period prior to the Business Combination.

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

In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.

Reclassification—The Company reclassified interest income from other income (expense) to interest expense, net in its condensed consolidated statement of income and comprehensive income (loss) for the three and nine months ended September 30, 2022 to conform with the current year presentation. This reclassification had no impact on net income for the three and nine months ended September 30, 2022.

Fair Value Measurements—The guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Inventory—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventory consists of bioidentical hormone pellets and dietary supplements. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Dietary supplements are high-grade supplements used to enhance pellet therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of goods sold. The Company recorded a reserve for obsolescence of inventory related to inventory which has expired. See Note 5 for further details.

Other Current Assets—Total other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Prepaid expenses	$3,112	$2,939
Advances	7,308	877
Other assets	503	—
Total other current assets	$10,923	$3,816

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

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset and the Company’s control over the use of that identified asset. The Company elected to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of September 30, 2023 and December 31, 2022, the Company did not have any financing leases.

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

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes (“ASC 740”). Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of income and comprehensive income (loss).

Debt Issuance Costs—Costs incurred in connection with the issuance of the Company’s long-term debt have been recorded as a direct reduction of the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method.

Tax Receivable Agreement Liability—As more fully described in Note 3, the Company entered into a tax receivable agreement (the “TRA”) with certain selling equity holders of Holdings that requires the Company to pay 85% of the tax savings that are realized due to increases in the tax basis in Holdings’ assets. This increase results from the exchange of Retained Holdings Units and shares of Class V voting stock for shares of Class A common stock of Biote, as well as from tax benefits attributable to payments under the TRA. The Company will retain the benefit of the remaining 15% of the cash savings.

The Company calculated the fair value of the future payments to be made under the TRA at the time of the exchange and identified the timing of the utilization of the tax attributes pursuant to ASC 805, Business Combinations, and relevant tax laws. Interest will accrue on the TRA liability. In addition, under ASC 450, Contingencies, any transactions with Holdings’ Members after the exchange date will result in additional TRA liabilities which will be recorded on a gross undiscounted basis.

The calculation of the TRA liability includes a significant amount of judgment related to the timing and amount of Retained Holdings Units and shares of Class V voting stock exchanged for shares of Class A common stock of Biote, forecasted operating results of Biote and anticipated interest rates used to accrue interest on the liability. If the Company’s assumptions change or it experiences significant volatility in its forecasted operating results, the fair value calculated from period to period could be materially different.

Warrant Liabilities—The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480. Additionally, the terms of the warrants are assessed to determine whether all of the requirements for equity classification under ASC 815 are met, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. The Company’s warrants did not meet the criteria for equity classification and were recorded as liabilities. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of income and comprehensive income (loss). See Note 10 for further detail.

Earnout Liability—In connection with the Business Combination, the Members and the Sponsor received shares that will vest upon the achievement of certain share price targets. The earnout shares are classified as a liability in the Company’s condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the condensed consolidated statements of income and comprehensive income (loss). See Note 11 for further detail.

Stockholders’ Deficit—Prior to consummation of the Business Combination, the Company’s capital structure included voting units (“Class A”), non-voting units (“Class AA” and “AAA”), and non-voting incentive units (“Class AAAA”), with no limit to the number of units that may be issued. Class A units had 100% of the voting rights, and there is no par value assigned to any of the classes of units.

Pursuant to the Business Combination Agreement and immediately prior to the Business Combination’s consummation, the Company effectuated a recapitalization whereby all Class A, Class AA, Class AAA and Class AAAA units held by Holdings’ Members were converted into Class A Common Units.

The Company made operating distributions to Members of Holdings and taxing authorities on the Members’ behalf totaling $7.6 million and $10.6 million during the nine months ended September 30, 2023 and 2022, respectively.

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

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the three and nine months ended September 30, 2023, no Class A common stock was purchased under the SEPA.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively and $0.6 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively. Safe harbor contributions are presented within selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income (loss).

Share-Based Compensation—Holdings previously granted Class AAAA non-voting incentive units and phantom equity rights (collectively, the “equity awards”) to certain key members of management. The equity awards were entitled to share in the distributions of Holdings from a change in control or qualifying liquidity event. The equity awards are accounted for under ASC 718, Compensation─Stock Compensation, and classified in equity. The Company recognizes forfeitures at the time they occur. The fair value of the equity awards was determined using a Monte-Carlo simulation as of the grant date. The awards begin to vest on the date of a change in control or qualifying event. The Business Combination constituted such a qualifying event triggering the performance condition in the awards. No compensation cost was recognized historically until the Closing of the Business Combination as a qualifying event was not previously deemed probable to occur. See Note 14 for further details.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of September 30, 2023 and December 31, 2022, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from three vendors totaled 83.2% and 86.5% for the three months ended September 30, 2023 and 2022, respectively, and 87.4% for the nine months ended September 30, 2022. Inventory purchases from four vendors totaled 85.8% for the nine months ended September 30, 2023. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and nine months ended September 30, 2023 and 2022. The Company had one customer that accounted for more than 10% of its gross accounts receivable as of September 30, 2023. The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of December 31, 2022.

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

3.
BUSINESS COMBINATION

At the Closing, (i) Holdings transferred to the Company 9,161,771 Class A common units of Holdings (“Holdings Units”), which was equal to the number of shares of Haymaker’s Class A common stock, par value $0.0001 per share (“Class A common stock”), issued and outstanding immediately prior to the Closing (after giving effect to redemptions by Haymaker’s public stockholders of 30,525,729 shares of Class A common stock prior to the Closing and the conversion of Haymaker’s Class B common stock, par value $0.0001 per share (“Class B common stock”) into shares of Class A common stock and (ii) Haymaker issued 58,565,824 shares of newly authorized Class V voting stock, par value $0.0001 per share (“Class V voting stock”), which number of shares of Class V voting stock was equal to the number of Holdings Units retained by the Members immediately following the Closing (the “Retained Holdings Units”), and which shares of Class V voting stock were distributed to the Members, resulting in the Company being organized in an Up-C structure.

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

Other Agreements—Business Combination

The Business Combination Agreement contemplated the execution of various additional agreements and instruments, including, among others, the following:

Tax Receivable Agreement

At Closing, Biote entered into the TRA with Holdings, the Members and the Members’ Representative, which provides for, among other things, payment by the Company to the Members of 85% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to any transactions contemplated under the Business Combination Agreement and any redemption of Retained Holdings Units in exchange for Class A common stock or cash (as more fully described in the TRA). These payments are an obligation of Biote and not of the BioTE Companies. Biote’s only material asset following the Business Combination is its ownership interest in Holdings and, accordingly, the Company will depend on distributions from Holdings to make any payments required to be made by the Company under the TRA.

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

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to the Company’s future taxable income. As of September 30, 2023 units exchanged under the TRA generated a deferred tax asset of $21.8 million and a liability under the TRA of $18.5 million. As of December 31, 2022, no units were exchanged under the TRA.

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

Credit Agreements

On the Closing Date, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement, dated as of May 26, 2022 (the “Credit Agreement”; any capitalized terms used but not defined herein have the meanings assigned to such terms in the Credit Agreement), by and among, inter alios, Holdings, BioTE Medical, LLC, (“BioTE Medical”), BioTe IP, LLC, (“BioTe IP” and, together with Holdings and BioTE Medical, collectively, the “Loan Parties”), certain lenders party thereto from time to time (the “Lenders”), and Truist Bank, as administrative agent for the Lenders (“Administrative Agent”). The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility, which was borrowed in full on the Closing Date (the “Term Loan” and, together with the Revolving Loans, collectively, the “Loans”, such transactions together the “Debt Financing”). BioTE Medical used the proceeds of the Debt Financing to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A and for general corporate purposes.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Pellet procedures	$35,416	$32,981	$106,123	$96,247
Dietary supplements	8,475	8,066	28,955	21,719
Disposable trocars	893	509	2,439	1,110
Shipping fees	47	18	121	45
Product revenue	44,831	41,574	137,638	119,121

Training	321	186	859	707
Contract-term services	234	210	669	644
Other	171	—	491	—
Service revenue	726	396	2,019	1,351
Total revenue	$45,557	$41,970	$139,657	$120,472

Revenue recognized by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$44,570	$41,469	$137,109	$118,845
All other	261	105	529	276
Product revenue	44,831	41,574	137,638	119,121

United States	726	385	2,019	1,332
All other	—	11	—	19
Service revenue	726	396	2,019	1,351
Total revenue	$45,557	$41,970	$139,657	$120,472

Significant changes in contract liability balances were as follows:

	September 30,
	2023		2022
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,263)	$—	$(1,445)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,679	855	1,207	591
Transfers between current and non-current liabilities due to the expected revenue recognition period	454	(454)	412	(412)
Total increase in contract liabilities	$870	$401	$174	$179

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

Consideration allocated to performance obligations was as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Unsatisfied training obligations – Current	$154	$104
Unsatisfied contract-term services – Current	1,497	1,028
Unsatisfied contract-term services – Long-term	817	627
Total allocated to unsatisfied contract-term services	2,314	1,655
Unsatisfied pellet procedures – Current	911	833
Unsatisfied pellet procedures – Long-term	365	299
Total allocated to unsatisfied pellet procedures	1,276	1,132
Total deferred revenue – Current	$2,562	$1,965
Total deferred revenue – Long-term	$1,182	$926

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and nine months ended September 30, 2023 and 2022.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Product inventory – Pellets	$6,845	$6,213
Less: Obsolete and expired pellet allowance	(1,266)	(1,298)
Pellet inventory, net	5,579	4,915
Product inventory – Dietary supplements	5,514	6,283
Less: Obsolete and expired dietary supplement allowance	(15)	(15)
Dietary supplement inventory, net	5,499	6,268
Inventory, net	$11,078	$11,183

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Trocars	$4,644	$4,645
Leasehold improvements	1,506	1,028
Office equipment	253	238
Computer software	140	140
Furniture and fixtures	181	161
Computer equipment	108	102
Property and equipment	6,832	6,314
Less: Accumulated depreciation	(5,479)	(4,810)
Property and equipment, net	$1,353	$1,504

Total depreciation expense related to property and equipment was $0.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. Total depreciation expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Website costs	$4,145	$4,142
Development in process	4,465	3,277
Less: Accumulated amortization	(3,161)	(2,346)
Capitalized software, net	$5,449	$5,073

Total amortization expense for capitalized software was $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. Total amortization expense was included in Selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income (loss).

8.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued professional fees	$415	$354
Accrued employee-related costs	5,599	4,221
Accrued interest	27	—
Other	4,238	1,699
Accrued expenses	$10,279	$6,274

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) for a term loan of $50.0 million (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points.

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10.0 million. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the three and nine months ended September 30, 2022.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1.1 million. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $0 and $0.09 million for the three and nine months ended September 30, 2022, respectively. At the Closing Date, the remaining unamortized Bank of America debt issuance costs of $0.4 million were written off as a loss from extinguishment of debt in the Company’s condensed consolidated statements of income and comprehensive income (loss) upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full on the Closing Date.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125.0 million. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At September 30, 2023, the interest rate charged to the Company was approximately 8.04%. The Term Loam requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of September 30, 2023, the outstanding principal on the Term Loan was $117.2 million.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during each of the three and nine months ended September 30, 2023 and 2022.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information including, but not limited to, a budget for the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to timely deliver a budget for the fiscal year ending December 31, 2023, resulting in an event of default as of June 30, 2023. On July 27, 2023, the lender waived the event of default and also agreed that the Company will not be required to deliver a budget for the fiscal year ending December 31, 2023. As of September 30, 2023, the Company was in compliance with all required covenants associated with the Credit Agreement.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the condensed consolidated balance sheets net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Term loan	$117,188	$121,875
Less: Current portion	$(6,250)	(6,250)
	$110,938	$115,625
Less: Unamortized debt issuance costs	$(2,948)	(3,539)
Term loan, net of current portion	$107,990	$112,086

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

Year Ended December 31,	(in thousands)
2023 (remaining three months)	1,563
2024	6,250
2025	6,250
2026	6,250
2027	96,875
$117,188

10.
WARRANT LIABILITY

In connection with its initial public offering, Haymaker issued public warrants as part of the units sold through the offering (“Public Warrants”) as well as private placement warrants (“Private Placement Warrant”) to its Sponsor, the terms of which are further described below.

Warrant Tender Offer

On May 9, 2023, the Company commenced (i) its offer to each holder of its outstanding warrants, each whole warrant exercisable for one share of Class A common stock of the Company, at an exercise price of $11.50 per share (the “Warrants”), the opportunity to receive 0.23 shares of Class A common stock in exchange for each Warrant tendered by the holder and exchanged pursuant to the offer (the “Offer”), and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the Warrants (the “Consent Warrants”) to amend the Warrant Agreement (the “Warrant Agreement”), dated as of March 1, 2021, by and between Haymaker Acquisition Corp. III, a Delaware corporation, and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Amendment”), which governs all of the Warrants. Pursuant to the terms of the Warrant Agreement, all except certain specified modifications or amendments required the vote or written consent of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants, at least 50% of the Private Placement Warrants.

The Warrant Amendment permitted the Company to require that each Warrant that is outstanding upon the closing of the Offer be converted into 0.207 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Offer and Consent Solicitation expired one minute after 11:59 p.m., Eastern Standard Time, on June 7, 2023.

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

On June 8, 2023, the Company and the Warrant Agent entered into the Warrant Amendment, which permitted the Company to require that each Warrant that is outstanding upon the closing of the Offer be converted into 0.207 shares of Class A common stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Company exercised its right to exchange all remaining outstanding Warrants for shares of Class A common stock in accordance with the terms of the Warrant Amendment. As a result of the warrant tender offer, the Company exchanged all of its outstanding Warrants for 3,088,473 shares of Class A Common Stock valued at $17.5 million. No Warrants remain outstanding following such exchange.

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

If the shares issuable upon exercise of the warrants were not registered under the Securities Act within 60 business days following the Business Combination, the Company would have been required to permit holders to exercise their warrants on a cashless basis. However, no warrant was exercisable for cash or on a cashless basis, and the Company was not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise was registered or qualified under the securities laws of the state of the exercising holder, unless an exemption was available. In the event that the conditions in the immediately preceding sentence were not satisfied with respect to a warrant, the holder of such warrant would not be entitled to exercise such warrant and such warrant would have no value and expire worthless. In no event was the Company required to net cash settle any warrant. In the event that a registration statement was not effective for the exercised warrants, the purchaser of a unit containing such warrant would have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Business Combination, it would use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company would use its reasonable best efforts to cause the same to become effective within 60 business days following the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock was at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a covered security under Section 18(b)(1) of the Securities Act, the Company would, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, the Company would not be required to file or maintain in effect a registration statement, but the Company would be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Company’s Public Warrants were treated as liabilities and recorded at fair value in the Warrant liability line of the condensed consolidated balance sheets. Any changes in fair value are recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income (loss). Please see Note 12 for further detail. No Public Warrants were redeemed as of December 31, 2022.

Private Placement Warrants

The Sponsor purchased an aggregate of 5,333,333 Private Placement Warrants at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of Haymaker’s initial public offering. Subsequently, the Sponsor purchased an additional 233,333 Private Placement Warrants for an aggregate purchase price of $350.0 million in conjunction with the partial exercise of the underwriters’ overallotment option. Each whole Private Placement Warrant was exercisable for one share of the Company’s Class A common stock at a price of $11.50 per share. The Private Placement Warrants were non-redeemable and exercisable on a cashless basis so long as they were held by the Sponsor or its permitted transferees.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or saleable until 30 days after the completion of the Business Combination and they were not redeemable so long as they were held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants were held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants would be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

If holders of the Private Placement Warrants elected to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

The Company accounted for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants did not meet the criteria for equity treatment thereunder, each warrant was recorded as a liability.

The warrant liabilities were subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities were adjusted to current fair value, with the change in fair value recognized in the Company’s condensed consolidated statements of income and comprehensive income (loss). The Company reassessed the classification at each balance sheet date. If the classification changed as a result of events during the period, the warrants would have been reclassified as of the date of the event that caused the reclassification. No such events requiring a change in classification of the warrants had occurred through September 30, 2023.

The Company’s Private Placement Warrants were treated as liabilities and recorded at fair value in the Warrant liability line of the balance sheets. Any changes in fair value were recorded in the changes in fair value of warrants line of the condensed consolidated statements of income and comprehensive income (loss). Please see Note 12 for further detail.

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

The Company’s Earnout liability is recorded at fair value in the condensed consolidated balance sheets. Any changes in fair value are recorded in the changes in earnout liability line of the condensed consolidated statements of income and comprehensive income (loss). Please see Note 12 for further detail.

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$—	$—	$—
Private Placement Warrants	—	—	—	—
Earnout liability	—	—	46,470	46,470

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,381	$—	$—	$2,381
Private Placement Warrants	—	—	1,723	1,723
Earnout liability	—	—	32,110	32,110

There were no movements between levels during each of the three and nine months ended September 30, 2023.

Level 3 Disclosures

Private Placement Warrants

As described in Note 10, the Company’s Private Placement Warrants were initially issued by Haymaker and were thus acquired by the Company through the consummation of the Business Combination. Accordingly, the initial measurement date of the Private Placement Warrants for the Company was the Closing Date. The Private Placement Warrants were valued using a Monte Carlo simulation. Calculating the fair value of the Private Placement Warrants requires the input of subjective assumptions. Other reasonable assumptions could provide differing results. The carrying amount of the liability may fluctuate significantly, and actual amounts at settlement may be materially different from the liability’s estimated fair value. As of September 30, 2023, all of the Private Placement Warrants had been exchanged for Class A common stock.

The following table provides the significant inputs used to measure the fair value of the level 3 Private Placement Warrants:

As of
December 31, 2022
Stock price	$3.73
Exercise price	$11.50
Risk-free rate	4.0%
Volatility	42.2%
Term (in years)	4.4

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 Earnout liability:

	As of
	September 30, 2023	December 31, 2022
Stock price	$5.12	$3.73
Risk-free rate	4.7%	4.1%
Volatility	70.0%	70.0%
Term (in years)	3.7	4.4

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Private Placement Warrants	Earnout Liability	Total
Fair value as of December 31, 2022	$1,723	$32,110	$33,833
Loss from change in fair value	4,863	14,360	19,223
Settlement	(6,586)	—	(6,586)
Fair value as of September 30, 2023	$—	$46,470	$46,470

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained an approximately 86.5% membership interest in Holdings and Biote received an approximately 13.5% ownership interest in Holdings. As a result of share issuances subsequent to the Closing of the Business Combination, Biote’s ownership of Holdings, was approximately 54.1% as of September 30, 2023. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A common stock. As a result, Biote’s ownership interest in Holdings will continue to increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s condensed consolidated financial statements.

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

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V voting stock were vested as of December 31, 2021, and the Closing of the Business Combination triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V voting stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50.0 million of share-based compensation expense was recognized at Closing related to the incentive units. As of September 30, 2023, there were no incentive units outstanding.

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

At the Closing of the Business Combination, Holdings’ phantom equity rights related to former employees vested, and the Company recognized share-based compensation expense of $4.3 million related to these awards with an offsetting increase to equity based on the awards’ grant-date fair value. At Closing, the Company exercised its option to settle the awards for cash in the amount of $7.3 million.

At the Closing of the Business Combination, Holdings’ phantom equity rights related to current employees were replaced with 3,887,750 restricted stock units (“RSUs”) of Biote. The RSUs will continue to vest according to their original terms, quarterly over a period of one or two years after the Closing of the Business Combination.

Since the Closing of the Business Combination, the Company continues to grant RSUs to certain employees under the 2022 Equity Incentive Plan adopted on May 26, 2022. New RSUs issued are valued at the Company’s stock price on the date of grant. The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(969,686)	$9.82
RSUs outstanding at September 30, 2023	695,392	$8.62

The Company recognized share-based compensation expense of $0.6 million and $3.1 million during the three and nine months ended September 30, 2023, respectively, related to RSUs. As of September 30, 2023, there was $0.9 million of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 0.55 years.

Stock Options

Subsequent to the Closing of the Business Combination, the Company began to grant stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan adopted on May 26, 2022. The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	3,727,607	$3.62
Exercised	(105,049)	$4.00
Forfeited	(577,275)	$4.22
Options outstanding at September 30, 2023	8,087,911	$4.69	9.2
Options exercisable at September 30, 2023	184,014	$4.07	9.2

The Company recognized share-based compensation expense of $1.6 million and $3.9 million during the three and nine months ended September 30, 2023, respectively, related to stock options. As of September 30, 2023, there was $18.2 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.12 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2023 were as follows:

Expected term (in years)	6.1
Volatility	66.7%
Risk-free rate	3.5%
Dividend yield	0.0%

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

During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each offering period, the accumulated contributions are used by the participating employees to purchase shares of the Company’s common stock. The issue price of those shares is equal to the lesser of (i) 85% of the Company’s stock price on the first day of the offering period, or (ii) 85% of the Company’s stock price on the purchase date. No participant may purchase more than $25,000 of common stock in any calendar year, and the maximum number of shares a participant may purchase during a single offering period is 2,000 shares.

Full time employees who had been employed by the Company for at least one year were eligible to begin participating in the ESPP on May 15, 2023. The Company recognized share-based compensation expense of $0.03 million and $0.05 million for the three and nine months ended September 30, 2023, respectively, related to the ESPP. As of September 30, 2023, no shares had been purchased under the ESPP.

15.
LEASES

On July 1, 2014, the Company entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023. On November 1, 2022, the Company executed an extension of lease office space to extend through November 30, 2028. This extension included an additional 3,700 square feet of space that will be available for use in December 2023 and will be included in monthly rent payments accordingly.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease expense	$112	$61	$311	$183
Total lease cost	$112	$61	$311	$183

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$103	$64	$214	$193

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	September 30,	December 31,
(in thousands)	2023	2022
Lease assets
Operating lease right-of-use assets	$1,953	$2,052
Total lease assets	$1,953	$2,052

Lease liabilities
Current:
Operating lease liabilities	$298	$165
Non-current:
Operating lease liabilities	1,761	1,927
Total lease liabilities	$2,059	$2,092

Weighted-average remaining lease term — operating leases (years)	5.17	5.92
Weighted-average discount rate — operating leases	8.31%	8.48%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of September 30,	(in thousands)
2023 (remaining three months)	110
2024	461
2025	478
2026	494
2027	511
Thereafter	484
Total lease payments	2,538
Less: Interest	(479)
Present value of lease liabilities	$2,059

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

As part of the Business Combination, the Company entered into the TRA with certain stockholders that will represent approximately 85% of the calculated tax savings based on the portion of basis adjustments on future exchanges of Holding’s units and other carryforward attributes assumed that the Company anticipates being able to utilize in future years. As of September 30, 2023, there have been exchanges of units that would generate a deferred tax asset of $21.8 million for the Company and a liability under the TRA of $18.5 million.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense (benefit) of $3.9 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $5.4 million and ($0.05) million for the nine months ended September 30, 2023 and 2022, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of September 30, 2023, the Company concluded that it is more likely than not that a substantial portion of the Company’s federal deferred tax assets will be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. However, based on the Company’s analysis, it has recorded a valuation allowance on the foreign deferred tax assets and the portion of outside basis difference related to Holdings’ permanent book/tax differences as of September 30, 2023. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

17.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$7,530	$15	$(4,418)	$(2,591)
Denominator:
Weighted average shares outstanding - basic	30,334,193	7,605,031	22,921,401	7,596,379
Effect of dilutive securities	707,052	—	—	—
Weighted average shares outstanding - diluted	31,041,245	7,605,031	22,921,401	7,596,379
Net income (loss) per common share
Basic	$0.25	$—	$(0.19)	$(0.34)
Diluted	$0.24	$—	$(0.19)	$(0.34)

On the Closing Date, the Company completed the Business Combination which materially impacted the number of shares outstanding, and the Company was organized in an Up-C structure. Net income (loss) per common share information for the three and nine months ended September 30, 2023 and 2022 has been presented on a prospective basis and reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding, for periods subsequent to the Closing Date. Net income (loss) per common share information prior to the Closing Date is not presented since the ownership structure of Holdings is not a common unit of ownership of the Company, and the resulting values would not be meaningful to the users of the condensed consolidated financial statements. Net income (loss) per common share is not separately presented for Class V voting stock since it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related Holdings Units, have Exchange Rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method. See Note 1 and Note 3 for more information regarding the Business Combination.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	—	2,905,015	695,392	2,905,015
Stock Options	3,686,536	4,250,173	8,087,911	4,250,173
Class V Voting Stock	28,819,066	48,565,824	28,819,066	48,565,824
Public Warrants	—	7,937,466	—	7,937,466
Private Placement Warrants	—	5,566,666	—	5,566,666
Earnout Voting Shares	10,000,000	10,000,000	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	44,093,102	80,812,644	49,189,869	80,812,644

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

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation in the Donovitz Dallas Action in Texas (the “First Delaware Action”). The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in the Donovitz Dallas Action. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims in the First Delaware Action generally reasserting the Donovitz Claims he had previously brought in the Donovitz Dallas Action. On August 24, 2023, Donovitz filed amended counterclaims in the First Delaware Action, again generally reasserting the Donovitz Claims previously brought in the Donovitz Dallas Action but also asserting derivative claims against the Company’s directors. On October 23, 2023, the Company filed its response to Donovitz’s amended counterclaims.

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

A jury trial in the Biote Dallas Action was to commence on September 11, 2023, to address the Company’s affirmative claim for breach of contract, request for a permanent injunction, as well as the counterclaims and third-party claims asserted by Donovitz. On August 17, 2023, Donovitz nonsuited without prejudice all of his counterclaims and third-party claims in the Biote Dallas Action, leaving only the Company’s affirmative claim against Donovitz to be tried on September 11, 2023. On September 8, 2023, three days before the scheduled trial in the Biote Dallas Action, Donovitz agreed to stipulate that he breached his contract, and Donovitz agreed to a partial judgment and the entry of a permanent injunction against him, which was signed by the Court on September 9, 2023.

The Company sought recovery of its attorneys’ fees against Donovitz in a jury trial that began on October 30, 2023. On November 2, 2023, the jury returned a verdict awarding the Company $4.7million plus the potential for an additional $0.2 million for future fees, which constituted all of the attorneys’ fees that the Company had sought against Donovitz in the Biote Dallas Action.

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

19.
RELATED-PARTY TRANSACTIONS

The Company utilized a professional services firm to perform accounting and tax services for the Company until June 30, 2022. Trusts whose beneficiaries are the children of a partner of the firm hold shares of the Company’s Class V voting stock. The Company did not pay any fees to the firm during either the three months ended September 30, 2023 and 2022, respectively, or the nine months ended September 30, 2023. Fees paid to the firm were $0.03 million for the nine months ended September 30, 2022. Additionally, there were no amounts due to the firm as of September 30, 2023 and December 31, 2022.

A former employee of the Company is the beneficiary of a trust which holds shares of the Company’s Class V voting stock, as well as being the child of the Company’s founder who beneficially owns shares of the Company’s Class V voting stock. The employment relationship with this employee was terminated in June 2022. The Company did not pay any compensation to this former employee during either the three months ended September 30, 2023 and 2022, respectively, or the nine months ended September 30, 2023. Compensation paid to this former employee was $0.1 million for the nine months ended September 30, 2022. Additionally, there were no amounts due to the former employee as of September 30, 2023 and December 31, 2022.

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company until June 2022. The Company did not recognize any revenue from this customer during the three and nine months ended September 30, 2023. Revenues recognized from sales to this customer were $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. Additionally, there were no amounts due from this customer as of September 30, 2023 and December 31, 2022, respectively.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $0.1 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively and $0.6 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. Amounts due to the vendor were $0.4 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

On May 18, 2022, BioTE Medical and Dr. Gary S. Donovitz entered into a founder advisory agreement, effective as of, and contingent upon, the Closing. Pursuant to the founder advisory agreement, Dr. Gary S. Donovitz transitioned from an officer and manager of BioTE Medical into the role of Founder Advisor and Senior Advisor (as defined in the founder advisory agreement) as of the Closing. Pursuant to the founder advisory agreement, Dr. Gary S. Donovitz provides strategic advisory services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the founder advisory agreement, and will receive an annual fee equal to $0.3 million per year, continued coverage under BioTE Medical’s employee benefits and reimbursement for reasonable and pre-approved business expenses.

On May 18, 2022, BioTE Medical entered into an independent contractor agreement with Lani D. Consulting, a company affiliated with Lani Hammonds Donovitz (the “New Independent Contractor Agreement”), the then current wife of the Company’s founder who beneficially owns shares of the Company’s Class V voting stock. Immediately upon the Closing, the New Independent Contractor Agreement replaced the independent contractor agreement dated as of May 3, 2021, between Lani D. Consulting and BioTE Medical. Pursuant to the New Independent Contractor Agreement, Lani D. Consulting provides certain services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the New Independent Contractor Agreement, and will receive an annual fee equal to $0.3 million per year and reimbursement for reasonable and pre-approved business expenses. During the three and nine months ended September 30, 2022, total compensation paid under both the independent contractor agreement dated May 3, 2021 and the New Independent Contractor Agreement was $0.04 million and $0.2 million, respectively. Additionally, there were no amounts due to the former employee as of September 30, 2023 and December 31, 2022. BioTE Medical terminated the New Independent Contractor Agreement, effective September 9, 2022.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2023, the date of these condensed consolidated financial statements, through November 13, 2023, which represents the date the condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these condensed consolidated financial statements. There are no material events that require adjustment to or disclosure in these condensed consolidated financial statements.

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

Our revenue was $45.6 million and $42.0 million, our net income was $19.6 million and $0.5 million, and our Adjusted EBITDA was $14.0 million and $12.2 million, for the three months ended September 30, 2023 and 2022, respectively. Our revenue was $139.7 million and $120.5 million, our net loss was $14.9 million and $11.5 million, and our Adjusted EBITDA was $41.7 million and $37.0 million, for the nine months ended September 30, 2023 and 2022, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable GAAP measure, net income and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three and nine months ended September 30, 2023 and 2022.

Additionally, the recent trends of fluctuating inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health crises and ongoing international conflicts such as the conflict between Russia and Ukraine and the Israel-Hamas war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Interest Expense, Net

Interest expense consists primarily of cash and non-cash interest under our Term Loan, commitment fees for our unused Revolving Loans and interest income earned on our money market account and short-term investment.

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

Other Income / Expense

Other income and other expense consist of the foreign currency exchange gains and losses for sales denominated in foreign currencies and other income or payments not appropriately classified as operating expenses.

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

Results of Operations

The table and discussion below present our results for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022
Revenue:
Product revenue	$44,831	$41,574
Service revenue	726	396
Total revenue	45,557	41,970
Cost of revenue
Cost of products	13,070	12,750
Cost of services	1,097	587
Cost of revenue	14,167	13,337
Selling, general and administrative	23,791	20,818
Income from operations	7,599	7,815
Other income (expense), net:
Interest expense, net	(1,530)	(1,408)
Gain (loss) from change in fair value of warrant liability	—	1,153
Gain (loss) from change in fair value of earnout liability	17,450	(6,840)
Other income (expense)	(3)	8
Total other income (expense), net	15,917	(7,087)
Income before provision for income taxes	23,516	728
Income tax expense	3,874	234
Net income	$19,642	$494

Revenue

Revenue for the three months ended September 30, 2023 increased $3.6 million to $45.6 million, or 8.5%, compared to the three months ended September 30, 2022, which was primarily driven by a $2.4 million increase in revenue from pellet procedures and a $0.4 million increase in Biote-branded dietary supplements. Additionally, during the three months ended September 30, 2023, the number of active clinics billed increased 13.9% over the three months ended September 30, 2022. Furthermore, service revenue increased 83.3% during the three months ended September 30, 2023, compared with the corresponding period of the prior year, primarily as a result of an increase in the number of training sessions held during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Cost of revenue

Cost of revenue for the three months ended September 30, 2023 increased $0.8 million, to $14.2 million, or 6.2%, compared to the three months ended September 30, 2022. Cost of pellet procedures and Biote branded dietary supplements increased by $0.3 million, or 2.5% and $0.5 million, or 86.9%, respectively, for the period due primarily to higher sales volume.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2023 increased $3.0 million to $23.8 million, or 14.3%, compared to the three months ended September 30, 2022. This increase was primarily due to a $2.5 million increase in payroll and related expenses, including a $1.5 million increase in stock compensation expense, that was driven by an increase in the Company’s headcount, compared with the corresponding period of the prior year. Additionally, during the three months ended September 30, 2023, marketing expenses increased $0.9 million, compared with the three months ended September 30, 2022, due to an increase in web-based marketing in an ongoing effort to increase awareness of the products and services offered by Biote-certified practitioners. During the three months ended September 30, 2023, legal fees increased $0.8 million, compared with the three months ended September 30, 2022, which was primarily driven by litigation expenses incurred to defend the Company against claims asserted by the Company’s former owner. These increases were partially offset by a decreases in professional fees of $0.9 million, which was driven by a reduction in outsourced consulting services associated with the Business Combination.

Interest Expense, Net

Interest expense for the three months ended September 30, 2023 increased $0.1 million to $1.5 million, or 8.6%, compared to the three months ended September 30, 2022. The increase was primarily a result of higher interest rates incurred during the period, partially offset by interest income earned on our money market account and our short-term investment.

Gain (loss) from Change in Fair Value of Warrant Liability

The change in the gain (loss) from change in fair value of warrant liability was due to the Company’s offer to exchange its outstanding warrants for common stock. On May 9, 2023, the Company announced the commencement of its offer to each holder of its outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. As a result of the tender offer in the second quarter of 2023, the Company exchanged all of its outstanding warrants for Class A common stock; therefore, no warrants remained outstanding subsequent to June 30, 2023.

Gain (loss) from Change in Fair Value of Earnout Liability,

The gain (loss) recognized from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the three months ended September 30, 2023 and 2022. For the three months ended September 30, 2023, the closing price of the Company’s Class A common stock decreased 24.3%, compared with an increase of 13.5% in the corresponding period of 2022. The decrease in the closing price of our Class A common stock decreased the fair value of the earnout liability; therefore, the Company recognized a corresponding gain of $17.5 million for the three months ended September 30, 2023. In comparison, the increase in the closing price of our Class A common stock for the three months ended September 30, 2022 increased the fair value of the earnout liability and resulted in a loss of $6.8 million.

Other Income (Expense)

The change in other income (expense) for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2023 increased $3.6 million, compared to the three months ended September 30, 2022. This increase in expense is primarily driven by $1.0 million in tax deductions the Company received as of September 30, 2022 in relation to the vesting of restricted stock units and the associated stock compensation expense as a result of the Business Combination. Additionally, the increase in tax expense is primarily a result of the increase in Biote’s ownership of Holdings since the Closing Date.

The table and discussion below present our results for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Revenue:
Product revenue	$137,638	$119,121
Service revenue	2,019	1,351
Total revenue	139,657	120,472
Cost of revenue
Cost of products	41,089	37,391
Cost of services	2,783	1,760
Cost of revenue	43,872	39,151
Selling, general and administrative	72,636	149,346
Income (loss) from operations	23,149	(68,025)
Other income (expense), net:
Interest expense, net	(4,821)	(2,478)
Gain (loss) from change in fair value of warrant liability	(13,411)	4,552
Gain (loss) from change in fair value of earnout liability	(14,360)	54,840
Loss from extinguishment of debt	—	(445)
Other income (expense)	(14)	23
Total other income (expense), net	(32,606)	56,492
Loss before provision for income taxes	(9,457)	(11,533)
Income tax expense (benefit)	5,426	(48)
Net loss	$(14,883)	$(11,485)

Revenue

Revenue for the nine months ended September 30, 2023 increased $19.2 million to $139.7 million, or 15.9%, compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the number of active clinics billed increased 14.6% over the nine months ended September 30, 2022. Service revenue increased by 49.4% over the same period of the prior year resulting from an increase in the number of training sessions during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cost of revenue for the nine months ended September 30, 2023 increased $4.7 million, to $43.9 million, or 12.1%, compared to the nine months ended September 30, 2022. Cost of pellet procedures and Biote branded dietary supplements increased $3.7 million, or 9.9% and $1.0 million, or 58.1%, and respectively, for the period due primarily to higher sales volume.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2023 decreased $76.7 million to $72.6 million, or 51.4%, compared to the nine months ended September 30, 2022. This decrease was primarily driven by a $73.0 million decline in stock compensation expense compared to the nine months ended September 30, 2022, as the Closing of the Business Combination triggered the accelerated vesting of incentive units and phantom equity rights which were recognized to stock compensation expense for $79.2 million. Additionally, transaction expenses of $18.5 million were recognized during the nine months ended September 30, 2022 as part of the Closing of the Business Combination. These decreases were partially offset by a $4.9 million increase in payroll and related expenses due to an overall increase in headcount, compared with the corresponding period of the prior year. Additionally, during the nine months ended September 30, 2023, legal expenses increased $3.2 million due to litigation expenses incurred to defend the Company against claims asserted by the Company’s former owner. During the nine months ended September 30, 2023, marketing expenses increased $1.5 million due to an increase in web-based marketing and the production of informational materials in an ongoing effort to increase awareness of the products and services offered by Biote-certified practitioners. The Company also entered into a $1.2 million legal settlement with a former employee during the nine months ended September 30, 2023.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2023 increased $2.3 million to $4.8 million, or 94.5%, compared to the nine months ended September 30, 2022. The increase was primarily a result of the higher interest rates incurred during the period, partially offset by interest income earned on our money market account and our short-term investment.

Gain (loss) from Change in Fair Value of Warrant Liability

The change in the gain (loss) from change in fair value of warrant liability was primarily due to the Company’s offer to exchange its outstanding warrants for common stock. On May 9, 2023, the Company announced the commencement of its offer to each holder of its outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. During the nine months ended September 30, 2023, the company issued common stock valued at $17.5 million in exchange for all outstanding warrants. The warrants were remeasured to fair value prior to each exchange, and in doing so, we recognized a net loss from the change in fair value of our warrant liability of $13.4 million for the nine months ended September 30, 2023.

Gain (loss) from Change in Fair Value of Earnout Liability

The gain (loss) recognized from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023, the closing price of the Company’s Class A common stock decreased 37.3%, compared with a increase of 32.2% in the corresponding period of 2022. The decrease in the closing price of our Class A common stock decreased the fair value of the earnout liability; therefore, the Company recognized a corresponding loss of $14.4 million for the nine months ended September 30, 2023. In comparison, the increase in the closing price of our Class A common stock for the nine months ended September 30, 2022 increased the fair value of the earnout liability and resulted in a gain of $54.8 million.

Other Income (Expense)

The change in other income (expense) for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2023 increased $5.5 million to $5.4 million, compared to the nine months ended September 30, 2022. This increase in expense was primarily driven by $1.0 million in tax deductions the Company received as of September 30, 2022 in relation to the vesting of restricted stock units and the associated stock compensation expense as a result of the Business Combination. Additionally, the increase in tax expense was a result of the increase in Biote’s ownership of Holdings since the Closing Date.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2023	2022		2023	2022
Net income (loss)	$19,642	$494		$(14,883)	$(11,485)
Interest expense, net	1,530	1,408		4,821	2,478
Income tax expense (benefit)	3,874	234		5,426	(48)
Depreciation and amortization	416	580		1,484	1,644
Loss from extinguishment of debt(1)	—	—		—	445
Share-based compensation expense(2)	2,243	746	`	7,060	80,016
Litigation expenses-former owner(3)	2,738	1,617		4,807	1,784
Litigation-other(4)	112	3		480	477
Legal settlement (gain) loss(5)	50	—		1,248	(62)
Transaction-related expenses(6)	290	1,172		2,086	20,649
Other expenses(7)	40	297		649	503
Merger and acquisition expenses(8)	552	—		733	—
(Gain) loss from change in fair value of warrant liability	—	(1,153)		13,411	(4,552)
(Gain) loss from change in fair value of earnout liability	(17,450)	6,840		14,360	(54,840)
Adjusted EBITDA	$14,037	$12,238		$41,682	$37,009
(1)
Represents unamortized debt issuance costs of $0.4 million charged to loss from extinguishment of debt upon full repayment of the Company’s credit agreement with Bank of America.
(2)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including phantom stock awards, stock options and restricted stock units.
(3)
Represents legal expenses to defend the Company against claims asserted by the Company’s former owner.
(4)
Represents litigation expenses other than those incurred in connection with claims asserted by the Company’s former owner that are not related to the Company’s ongoing business.
(5)
Represents settlements of legal matters.
(6)
Represents transaction costs including legal fees of $0.07 million and filing fees of $0.2 million during the three months ended September 30, 2023 and legal fees of $0.9 million, filing fees of $0.2 million and professional services fees of $1.0 million for the nine months ended September 30, 2023, each of which were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings. For the three months ended September 30, 2022, this amount represents legal fees of $0.3 million, filing fees of $0.2 million, professional services fees of $0.03 million and consulting fees of less than $0.01 million. For the nine months ended September 30, 2022, this amount represents legal fees of $4.3 million, filing fees of $0.2 million, professional services fees of $3.8 million, consulting fees of $0.2 million, share redemption costs of $7.2 million and transaction bonuses of $4.2 million, each of which were incurred in connection with the Business Combination that occurred during fiscal 2022.
(7)
Represents executive severance costs of $0.04 million and a realized foreign currency loss of less than $0.01 for the three months ended September 30, 2023 and executive severance costs of $0.3 million, a realized foreign currency loss of $0.02 million, legal fees of $0.1 million and professional services fees of $0.1 million associated with the restatement of the Company’s financial statements for the quarters ended June 30, 2022 and September 30, 2022, and costs related to recruiting executive level management, including the Chief Commercial Officer of $0.2 million for the nine months ended September 30, 2023. For the three months ended September 30, 2022, this amount represents executive severance costs of

$0.3 million and a realized foreign currency gain of less than $0.01 million. For the nine months ended September 30, 2022, this amount represents executive severance costs of $0.3 million, a realized foreign currency gain of $0.02 million, expenses related to the transition of the CFO of $0.07 million and private air transportation expense incurred by the Company’s previous controlling stockholder of $0.2 million.
(8)
Represents professional services fees of $0.05 million, consulting fees of $0.1 million and legal fees of $0.3 million incurred during the three months ended September 30, 2023 and professional fees of $0.05 million, consulting fees of $0.3 million and legal fees of $0.4 million incurred during the nine months ended September 30, 2023 all of which were associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

We derive liquidity primarily from debt and equity financing activities. As of September 30, 2023, our balance of cash and cash equivalents was $65.6 million, which was a decrease of $13.7 million, or 17.2%, compared to December 31, 2022. The decrease in cash and cash equivalents was driven by a transfer of $20.0 million to a six-month certificate of deposit, which matures in December 2023. Our total outstanding debt principal balance as of September 30, 2023 was $117.2 million, which represents a decrease of $4.7 million over the total outstanding debt principal balance as of December 31, 2022 of $121.9 million.

Our primary sources of cash are our cash flow from operations, less amounts paid to fund operating expenses, and working capital requirements related to inventory, accounts payable and accounts receivable, and general and administrative expenditures. We primarily use cash to fund our debt service obligations, fund operations, meet working capital requirements, capital expenditures and strategic investments. As of September 30, 2023, we had cash and cash equivalents of $65.6 million, a $50 million revolving line of credit and a $20.0 million short-term certificate of deposit. Based on past performance and current expectations, we believe that our current available sources of funds (including cash and cash equivalents plus proceeds from the Business Combination and debt financing) will be adequate to finance our operations, working capital requirements, capital expenditures, debt servicing obligations, and potential dividends for at least the next twelve months.

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

Cash Flows

The following table summarizes our condensed consolidated cash flows:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$19,927	$(15,208)
Net cash used in investing activities	(21,709)	(1,527)
Net cash provided by (used in) financing activities	(11,855)	67,436

Operating Activities

Net cash provided by (used in) operating activities for the nine months ended September 30, 2023 increased $35.1 million as compared to the nine months ended September 30, 2022. Net loss, adjusted for non-cash expenses such as depreciation and amortization, provisions for bad debts, stock compensation, change in fair value of warrants and earnout liabilities, and provisions for obsolete inventories, among others, resulted in a net increase of $13.5 million as compared to the prior period. The increase in net cash provided by operating activities was primarily due to $31.1 million of transaction closing costs that were assumed as accrued expenses in 2022 and subsequently paid upon completion of the Business Combination. Additionally, there was a $3.1 million decrease in working capital due to an increase in advances made to certain vendors and increases in accounts receivable of $1.6 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 increased by $20.2 million as compared to the nine months ended September 30, 2022. This increase was driven by the purchase of a six-month certificate of deposits of $20 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 increased $79.3 million as compared to the nine months ended September 30, 2022. The increase was primarily due to the execution of the term loan with Truist Bank that included borrowings of $125.0 million as of the Closing Date as well as proceeds of $12.3 million in relation to the Business Combination with Haymaker that did not recur in the current year. This net increase was offset by debt issuance costs of $4.0 million, the extinguishment of the term loan with Bank of America of $36.3 million, and capitalized transaction costs of $8.3 million that were all incurred in relation to the Business Combination.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of September 30, 2023.

In order to address this previously reported material weakness, we hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11, 2022, the Company sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation in the Donovitz Dallas Action in Texas (the “First Delaware Action”). The Company seeks to enforce (a) the Company’s certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in the Donovitz Dallas Action. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims in the First Delaware Action generally reasserting the Donovitz Claims he had previously brought in the Donovitz Dallas Action. On August 24, 2023, Donovitz filed amended counterclaims in the First Delaware Action, again generally reasserting the Donovitz Claims previously brought in the Donovitz Dallas Action but also asserting derivative claims against the Company’s directors. On October 23, 2023, the Company filed its response to Donovitz’s amended counterclaims.

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

A jury trial in the Biote Dallas Action was to commence on September 11, 2023, to address the Company’s affirmative claim for breach of contract, request for a permanent injunction, as well as the counterclaims and third-party claims asserted by Donovitz. On August 17, 2023, Donovitz nonsuited without prejudice all of his counterclaims and third-party claims in the Biote Dallas Action, leaving only the Company’s affirmative claim against Donovitz to be tried on September 11, 2023. On September 8, 2023, three days before the scheduled trial in the Biote Dallas Action, Donovitz agreed to stipulate that he breached his contract, and Donovitz agreed to a partial judgment and the entry of a permanent injunction against him, which was signed by the Court on September 9, 2023.

The Company sought recovery of its attorneys’ fees against Donovitz in a jury trial that began on October 30, 2023. On November 2, 2023, the jury returned a verdict awarding the Company $4.7million plus the potential for an additional $0.2 million for future fees, which constituted all of the attorneys’ fees that the Company had sought against Donovitz in the Biote Dallas Action.

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
•
Securities of companies formed through a special purpose acquisition company (“SPAC”) business combination such as ours may experience a material decline in price relative to the share price of the SPAC prior to the business combination

•
We may be subject to periodic claims and litigation, including the Donovitz Litigation (as defined herein), that could result in unexpected expenses and could ultimately be resolved against us.

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

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”), an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s, on August 1, 2020 (the “Outsourcing Facility Services Agreement”), and a Pharmacy Services Agreement with F.H. Investments, Inc. d/b/a Asteria Health, Asteria Health, on October 28, 2021, which was subsequently amended and restated in its entirety on October 19, 2023, to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe (the “Asteria Health Pharmacy Services Agreement”). AnazaoHealth, Carie Boyd’s, and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compound testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding of testosterone and estradiol implantable subcutaneous pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. The FDCA prohibits selling or transferring a drug compounded by an outsourcing facility by an entity other than the outsourcing facility that compounded the drug. In June 2023, the FDA released a guidance, “Prohibition on Wholesaling Under Section 503B of the Federal Food, Drug, and Cosmetic Act” clarifying its interpretation of this prohibition. If the FDA determines that we are selling or transferring a drug compounded by an outsourcing facility, we may be subject to penalties under the FDCA. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the nine months ended September 30, 2023, over 61.0% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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
•
general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from public health crises, increases in inflation and interest rates and/or international conflicts such as the military conflict between Russia and Ukraine and the Israel-Hamas war;
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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. Biote failed to timely deliver a budget for the fiscal year ending December 31, 2023, resulting in an event of default as of June 30, 2023. On July 27, 2023, the lender waived the event of default. As of September 30, 2023, the Company was in compliance with all required covenants associated with the Credit Agreement. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in December 2022, the U.S. Consumer Price Index (”CPI”), which measures a wide-ranging basket of goods and services, rose 6.5% from the same month a year ago. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

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

As previously announced, we concluded that our previously issued consolidated financial statements as of and for the quarters ended June 30, 2022 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon. As a result, we restated the financial statements for the Affected Periods. The restatements of our financial statements for the Affected Periods were due, in part, to an error in the calculation of our earnout valuation, resulting in an overstatement of our earnout liability and our gain (loss) from change in fair value of earnout liability. We also determined that we should attribute changes in fair value of our warrant and earnout liabilities to our operating subsidiary, BioTE Holdings, LLC (“Holdings”), whereas these changes had previously been attributed to the Company due to an error related to the calculation of the fair value of our contingent earnout liability in each of the Affected Periods. We determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in our condensed consolidated financial statements in accordance with Accounting Standards Codification 810, given our “Up-C” structure. As a result, we corrected the error and restated our financial statements for the quarters ended June 30, 2022 and September 30, 2022 to reflect a reduction in our basic and diluted income (loss) per common share, as a pro rata portion of gain (loss) from changes in fair value of the warrant and earnout liabilities attributed to noncontrolling interests of Holdings.

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

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through September 30, 2023, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

On November 9, 2023, the closing price of our Class A common stock was $4.50 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of the Company in its capacity as the sole manager of Biote, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 60.5% of our Class A common stock, with one such member beneficially owning 23.3% of our Class A common stock as of September 30, 2023. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders, including Dr. Gary Donovitz, who beneficially held 23.3% of shares of our common stock outstanding as of September 30, 2023.

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

As of September 30, 2023, 74,346,919 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,000 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 35,527,853 shares of Class A common stock and 38,819,066 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 60.5% of our Class A common stock, with one such Member beneficially owning approximately 23.3% of our Class A common stock, as of September 30, 2023. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 21,947,987 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of September 30, 2023 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: November 13, 2023	By:	/s/ Samar J. Kamdar
Name: Samar J. Kamdar
Title: Chief Financial Officer (Principal Financial Officer and Authorized Officer)