Form 10-K
period 2023-12-31
biote Corp.
filed 2024-03-15
CIK 1819253

8

25.6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $169.3 million, based on the closing price of the registrant’s common stock of $6.76 on June 30, 2023. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 11, 2024, the registrant had 35,712,492 shares of Class A common stock, $0.0001 par value per share, outstanding and 38,819,066 shares of Class V voting stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar terms or expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding biote Corp’s future results of operations and financial position, industry and business trends, business strategy, plans, market growth and management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. The forward-looking statements are contained principally in the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report.

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

Summary of Risks Related to Regulation

•
We market dietary supplements and convenience kits, which are regulated by the U.S. Food and Drug Administration (the “FDA”) and are subject to certain requirements under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the laws enforced by the Federal Trade Commission (the “FTC”). Our failure to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties.
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
•
Securities of companies formed through a special purpose acquisition company (“SPAC”) business combination such as ours may experience a material decline in price relative to the share price of the SPAC prior to the business combination.
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

Overview

We operate a high-growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy “(HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the 12 years ended December 31, 2023, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

Patient symptoms associated with menopause in women and andropause in men, such as hot flashes, night sweats, depressed mood, low libido, weight gain, and issues with concentration and focus, while negatively impacting quality of life, may also be associated with higher risks for chronic diseases attributable to declining hormone levels, including cardiovascular disease, osteoporosis and breast cancer. Approximately 20 million men over age 45 in the United States are affected by hypogonadism and only about 10 million (12%) of those affected undergo testosterone treatment. An average of 27 million women between the ages of 45 and 64, or 20% of the American workforce, experience menopause every year. Despite the prevalence of symptoms-84% of women report menopausal symptoms that interfere with their lives-only 58% have discussed menopause with a health provider, and only 28%, or approximately 13 million, undergo HRT (and of that 28%, only 31%, or approximately 4 million, undergo bioidentical HRT). By 2030, over 1.2 billion women, 14% of the global population, will be in menopause or post-menopause. Yet, despite the growing number of women experiencing menopause, they remain an underserved population.

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

To capitalize on this large and underserved market opportunity, we developed a highly differentiated practice-building platform to enable practitioners to treat the hormone imbalance symptoms experienced by their patients. The Biote Method has been designed specifically for practitioners who focus on treating perimenopause in women; post-menopause in women; and andropause/hypogonadism in men. It is constructed to bridge the existing gaps which exist in education and treatment options, while improving the efficiency of practitioners’ business operations and the hormone health of their aging patient base. Over the past 12 years, we have built our platform to provide highly differentiated education and training, practice support resources and inventory management tools that would be difficult for a practice to otherwise attain on their own.

We empower Biote-certified practitioners by requiring rigorous in-person training, testing and certification for all Biote-certified practitioners and office staff wishing to use the Biote Method in their practice. Our practitioner instructors are among the nation’s most experienced clinical experts in hormonal therapy, including multiple modalities of HRT such as creams, gels, patches, pills, injections and compounded bioidentical hormone pellets. We teach clinicians how to identify early indicators of hormone-related aging conditions, and we believe we are the top practitioner educators by virtue of our experience over 12 years, with approximately four million hormone optimization procedures performed by Biote-certified practitioners to date, including approximately 393,000 active patients. We offer training centrally and regionally to provide consistent and ongoing technical education. On an ongoing basis, we provide access to clinical and technical support for Biote-certified practitioners.

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

The Biote Method’s proprietary clinical decision support (“CDS”) software assists physicians in establishing individualized dosing for patients. Our BioTracker software and business tools allow practitioners to efficiently manage the record management, product acquisition, inventory logistics and the business end of a robust hormone optimization practice. We provide Biote-partnered clinics access to FDA-registered outsourcing facilities that can supply a wide array of hormone optimization products for Biote-certified practitioner patients. We provide information to Biote-certified practitioners regarding how to integrate with our BioTracker software. Our BioTracker software allows Biote-certified practitioners to manage orders and maintain accurate inventory records to keep their regulatory and business systems up to date.

Beyond the breadth and depth of our commercial and operational platform, the Biote name has achieved strong brand recognition among practitioners and patients in the communities we serve, as illustrated by QY Research’s market research publication entitled “South & North America Hormone Replacement Therapy Market Insights and Forecast to 2026.” Practitioners undertaking the Biote Method can be confident that our exclusive training and practice building tools will prepare them to provide excellent and differentiated care to patients. This has led to high practitioner satisfaction and a retention rate of approximately 95% among Biote-certified practitioners. We are contracted with and provide comprehensive support to over 7,100 practitioners that have adopted the Biote Method in their practices. Leveraging our brand strength, we offer marketing assistance, including office signage and patient education materials, to every Biote-certified practitioner within our network.

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

We have a track record of consistently achieving accelerated and highly profitable growth. Our four-year procedure revenue compound annual growth rate (“CAGR”) from 2019-2023 was 11.8%. Our revenue was $185.4 million and $165.0 million for the years ended December 31, 2023 and 2022, respectively. Net loss was $2.8 million and net income was $1.3 million for the years ended December 31, 2023 and 2022, respectively.

Recent Developments

Chief Financial Officer Transition

On January 8, 2024, the Company appointed Robert C. Peterson as Chief Financial Officer (principal accounting and principal financial officer) of the Company. In connection with his appointment, the Company entered into an employment agreement with Mr. Peterson, dated as of January 8, 2024, which provides for Mr. Peterson’s at-will employment as the Chief Financial Officer for a term commencing on January 8, 2024 and continuing until terminated by either the Company or Mr. Peterson.

Samar Kamdar, the Company’s prior Chief Financial Officer, transitioned out of his role, effective immediately. On January 11, 2024, Mr. Kamdar entered into an executive transition agreement with the Company, which provided that Mr. Kamdar would remain employed by the Company through February 29, 2024, to assist with the transition and work on special projects.

The Clinical Need to Treat Hormone Imbalance

Biote-certified practitioners primarily focus their treatments on women experiencing symptoms due to hormonal imbalance before, during, and after menopause, and men experiencing symptoms of hypogonadism and male sex hormone deficiency. According to a 2015 study entitled “Use of Compounded Hormone Therapy in the United States: Report of The North American Menopause Society Survey,” by Margery L.S. Gass, Cynthia A. Stuenkel, Wulf H. Utian, Andrea LaCroix, James H. Liu and Jan L. Shifren, it is estimated that as many as 200 million Americans are affected by hormonal imbalance and approximately 80% are untreated, according to a 2014 study entitled “Systematic Literature Review of the Epidemiology of Nongenetic Forms of Hypogonadism in Adult Males” by Victoria Zarotsky, et al. The corresponding treatment market for hormone replacement therapies is large and diverse, both in terms of the number of products, the number of suppliers, the type of administration and regulatory requirements for producing and distributing these products. Bioidentical optimization, which provides hormone supplementation that can be administered to patients just two or three times per year, is a highly differentiated segment of this market. Biote-certified practitioners perform about 84% of their hormone optimization procedures on female patients and approximately 16% of such procedures on male patients. As the U.S. population continues to age, we believe the number of patients seeking relief from the symptoms of hormone imbalance will continue to grow.

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

Our Biote-branded dietary supplements are a natural extension of our practice-building business and represent approximately 21% of our annual revenues. We sell dietary supplements that may support hormone, vitamin and physiological balances in an aging population. Our Biote-branded dietary supplements provide Biote-certified practitioners with an opportunity to further balance other important aspects of a patient’s profile and simultaneously increase practice revenue. Biote-partnered clinics directly purchase Biote-branded dietary supplements from us, and our third-party logistics (“3PL”) suppliers fill and ship directly to the ordering practice. The Biote-partnered clinic then sets their own pricing in compliance with our applicable policies and sells Biote-branded dietary supplements directly to patients. We have leveraged our existing commercial infrastructure and relationships with Biote-certified practitioners to build our Biote-branded dietary supplement business. As a result, as of December 31, 2023, approximately 89% of Biote-branded dietary supplements were sold through Biote-certified practitioners. Approximately 77% of our partnered clinics offer Biote-branded dietary supplements, for an average supplement volume per practice of approximately $11,800 as of 2023.

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

Biote training facilities & faculty—We operate one national and four regional training facilities for Biote-certified practitioners, healthcare providers and medical staff. The 10-person practitioner clinical faculty and 15 medical advisors provide on-site and virtual educational programs, seminars, training, refresher courses in hormone optimization, vitamin and Biote-branded dietary supplement guidance, and other topics. As of December 31, 2023, over 7,100 providers in more than 4,100 clinics nationwide have successfully completed our rigorous curriculum and clinical training program. Upon completion, each Biote-certified practitioner is teamed with an experienced Biote-certified practitioner who is committed to providing mentorship and guidance, including with respect to regulatory compliance, education and new research updates.

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

Biote Clinical Decision Support software—The CDS is part of our offerings available to Biote-certified practitioners. The CDS programs assist practitioners in identifying potential patient-specific treatment options and provide these practitioners with access to publications and guidelines that serve as independently verifiable bases for treatment recommendations. The practitioner enters a patient’s clinical markers into the program, and an algorithm based on the published literature with clinical data and clinical guidelines suggests potential individualized treatment option for the practitioner’s evaluation and consideration. While Biote-certified practitioners may consider the treatment options identified by the CDS, responsibility for treatment decisions remains solely with the practitioners in the exercise of their independent medical judgment.

Biote-branded Dietary Supplements—Our expanding Biote-branded dietary supplements business sells dietary supplements that may support hormone, vitamin and physiological balances in an aging population. We introduced our line of Biote-branded dietary supplements in 2013 with two specific dietary supplement products, DIM SGS+ and ADK 5. The line has since grown to include 23 dietary supplements, priced between $15.00 and $99.00. We offer wholesale sales directly to over 2900 Biote-certified practitioners through our own eCommerce site, efficiently leveraging the core Biote provider platform. Practitioners then re-sell to their patients through online stores or in-clinic. As of December 31, 2023, 89% of Biote-partnered clinics also offer our Biote-branded dietary supplement products. Biote-branded dietary supplement sales accounted for approximately 21% of our revenue in 2023.

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

Size compared to competition and brand awareness among practitioners—With more than 4,100 clinics, 7,100 Biote-certified practitioners and four million procedures performed to date, and over 393,000 active patients, we believe we are approximately 5 times larger than our nearest competitor. We believe that our patient education materials reinforce the commitment by our Biote-certified practitioners to be medically and technically well-prepared to effectively address patients’ symptoms by providing individualized treatment to help patients “achieve their best self”. We believe that Biote-certified practitioners identify with the Biote brand because we provide a reliable education and business platform and enable them to build a profitable practice area.

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

Practitioner Growth, Sales, Brand and Marketing

Clinic and Practitioner Growth

As of December 31, 2023, we contract with over 7,100 Biote-certified practitioners in approximately 4,100 partnered clinics, and many Biote-certified practitioners are also patients. In 2023, we contracted with 898 new partnered clinics, bringing the total number of partnered clinics to 4,100. The 898 new partnered clinics account for 43% of our 2022 revenue growth. Since we started in 2012, our commercial footprint has expanded to 10 core states, which, as of December 31, 2023, generated approximately 60% of our revenue:

• Alabama • Arkansas • Colorado • Florida • Georgia	• Louisiana • Mississippi • New Mexico • Oklahoma • Texas

We employ targeted methodologies that consider practice demographics and practitioner prescribing history to identify the best potential practitioners within each area of medical specialty and geography. We also utilize these analytics in determining optimal geographies for new sales territories. Although there are approximately 1.2 million total providers in the United States, we target practitioners who are already prescribing alternative HRT patient care-related and having conversations with patients about hormone-related symptoms that impact patient health and wellbeing. This target set includes practitioners in OB/GYN, family and general practice, urology, and internal medicine. In our experience, patients most often seek out practitioners within these distinct specialties when experiencing menopause or andropause symptoms. In 2019, there were approximately 260,000 practitioners in the United States within our targeted specialties: family and general practice (~108,000); obstetricians and gynecologists (~39,000); internal medicine (~104,000); and urologists (~9,000). These are the specialties that patients typically contact when experiencing the symptoms associated with menopause and andropause. As a result, these practitioners are actively searching for a therapeutic solution to the health challenges faced by their existing patients. Of this group, we currently target the top three deciles from the relevant specialties, which represents approximately 78,000 practitioners. Practitioners in these four specialties have appropriate patient demographics and have proven they can be developed into capable hormone optimization practices. Our own business experience confirms that more than half of our revenue in 2023 was generated from two provider specialties: family and general practice and OB/GYN. Currently, approximately 60% of our customer base is comprised of OB/GYN, family and general practice, urology and internal medicine practices. We believe this target mix accurately reflects our potential by specialty. As such, our practitioner-focused marketing efforts are directed accordingly.

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

We derive the majority of our revenue through service fees that encompass the comprehensive platform and wraparound support we provide our Biote-partnered clinics. These service fees are realized when Biote-certified practitioners perform HRT procedures utilizing pellets dispensed in office. During the year ended December 31, 2023, these service fees generated approximately 76% of our revenue.

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

Sales

Our company began in Texas in 2012 and, since that time, has expanded into the geographically adjacent states. As of December 31, 2023, we had a 112-person sales force, structured to attract new Biote-certified practitioners while simultaneously supporting the productivity within existing partnered clinics. As of December 31, 2023, the regional sales team consisted of 95 liaisons and practice development managers (“PDMs”) and are led locally by a regional manager. Liaisons are charged with identifying non-Biote-certified practitioners and educating them on value in attending the comprehensive two-day training program to become a Biote-certified practitioner. The role of the PDM is to act as a resource and facilitate the practice management of the Biote Method in both new and existing partnered clinics.

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

Brand

The Biote brand has been cultivated over 12 years to reinforce a “science-based, patient focused” approach to our practice building model. We believe that the quality of our platform, our size and scale differential, combined with strong brand placement throughout point-of-care delivery has enabled us to establish Biote as a highly recognized brand in the hormone optimization space. By the end of 2023, more than four million patient procedures had been performed by Biote-certified practitioners. We believe the patient experiences generated through the Biote Method are both strong and unique in our competitive environment.

For practitioners, we believe that those who choose to engage with Biote understand that we offer them a practice-building platform that is highly refined and delivers the critical elements necessary to build a successful hormone optimization practice. Each facet of the Biote Method’s end-to-end platform reinforces our commitment to developing practitioner excellence. Biote-certified practitioners thus understand the value of operating their practice under the Biote brand and are loyal.

For patients visiting a Biote-certified practitioner, our brand represents an opportunity for them to be the “best version of themselves.” Patients can be confident that their Biote-certified practitioner will have a keen, informed focus on their unique symptoms and provide top notch medical care accordingly. Patients see the Biote logo and imagery at every step along the way, from the practitioner’s website to the decal on the door.

We believe that the acceptance and strength of the Biote brand has enabled us to successfully launch and build our companion Biote-branded dietary supplement line. Practitioners frequently prescribe supplements as adjunct to hormone therapy. As of December 31, 2023, approximately 77% of Biote-partnered clinics also sell Biote-branded dietary supplement products. As patients trust the recommendations of their practitioner, our Biote-branded dietary supplements are likewise trusted and purchased. As a company, we benefit from this continued brand leverage.

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

Lead generation through sales force efforts remains our highest priority channel. To that end, we plan to meaningfully expand the number of sales representatives calling on practitioners within targeted specialties in both current and new geographies. From a central marketing perspective, we have carefully built comprehensive omnichannel expertise and leverage evidence-based content to drive differentiated Biote branding. All tactical execution of marketing and promotion is handled internally. We have invested significantly in building our digital marketing capabilities, we are utilizing this extensive capability to generate practitioner leads and have established media capabilities across all digital channels. We believe the scale and breadth of our marketing capabilities to be a competitive advantage that could be difficult to duplicate.

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

Our Corporate Growth Strategy

U.S. Geographic Expansion

Since our initial founding in Texas, we have demonstrated a strong ability to scale. During the year ended December 31, 2023, we conducted approximately 60% of our business in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Informed by both data and our past success, we are confident in our ability to further expand our U.S. geographic footprint. In 2024, we plan to expand our field sales and support staff to add liaisons in critical locations, add new geographies and expand our training capacity to meet the increased rate of new Biote-partnered clinics. In order to efficiently identify new growth opportunities, we use demographic and practitioner-level data such as identifying prescription patterns and prescription purchasing data to assist in understanding the needs of new practices.

International Scale-up

The market for private-label dietary supplement products, and the training and support requirements for practitioners outside of the United States is well-established and growing. According to the Mater Data Forecast’s “Global Hormone Replacement Therapy Market Size, Share, Trends, COVID-19 Impact & Growth Analysis Report-Segmented By Type, Route of Administration & Region-Industry Forecast (2022 to 2027),” as of April 2021, 57% of the current global market for hormone products exists outside of North America. We believe there is opportunity to grow our practice building platform in a core group of Latin American countries, in Europe and potentially in Asia, which some market analysts project to be the fastest growing market globally. However, we recognize the challenges and potential risk associated with simultaneously expanding in multiple geographies and believe that international expansion may require a different access model, such as a license model, which may require the utilization of one or more local distributors with established practitioner relationships. We evaluate potential international expansion opportunities on a market-by-market basis with the intention of determining the most appropriate go-to-market strategy and growing our business.

As such, our U.S. growth strategy is the most strategically and financially vital. Ensuring that the U.S. plan is on-track and moving toward success will be our primary focus prior to launching international expansion.

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

Our Biote-branded dietary supplement business has grown at a 21.1% CAGR between 2019 and 2023. In addition to generating continued growth through new patients added via our geographic expansion and through direct-to-consumer channels, we believe there is an important growth opportunity to expand the size of our Biote-branded dietary supplement portfolio through new product launches and increased education of Biote-certified practitioners on these products.

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

Employees

As of December 31, 2023, we had 194 employees, across 11 departments. This includes seven employees on the executive team, 128 in sales and marketing, and nine in finance and operations. We believe our employee relations are good. None of our employees work under any collective bargaining agreements. All of our employment and consulting agreements include employees’ and consultants’ covenants with respect to confidentiality, noncompetition, nonsolicitation and assignment to us of intellectual property rights developed in the course of their employment with us. However, there can be no assurance that these agreements will be enforceable or that they will provide us with adequate protection.

We are committed to creating, nurturing and sustaining an inclusive culture where differences drive innovative solutions to meet the needs of our practitioners and partnered clinics, their patients, and our employees. We believe that having varied perspectives helps generate better ideas to solve the complex healthcare problems of a changing and increasingly diverse-world. A diverse, equitable and inclusive workforce is a critical focus of the Company.

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

Supply Chain for Dietary Supplements and Pellet Insertion Kits

Our supply chain management enables precise planning of near-term and long-term business growth because we have full visibility into the production and distribution of resources that influence capacity planning. We sell 23 custom-branded dietary supplements, manufactured to exacting specifications by 11 U.S.-based suppliers. Currently, no one supplier manufactures more than seven products within our portfolio. We have chosen and continually evaluate our dietary supplement suppliers based on multiple factors including: 1) reputation and experience in the dietary supplement space; 2) expertise they bring to a specific product category; 3) ability to consistently execute all aspects of the manufacturing and packaging process to Biote quality standards; 4) on-time order fulfillment; and 5) cost.

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

Patents

As of December 31, 2023, we owned three issued U.S. design patents related to trocars. The first filed of these three patents, D773,664, is subject to a 14-year term and will expire on December 6, 2030. The remaining two patents, D791,322 and D800,307, are subject to a 15-year term and will expire on July 4, 2032, and October 17, 2032, respectively. We pursued these patents to protect the unique design qualities of the trocars recommended for use in our education and training. However, we are no longer using our design patents as specifications for trocar manufacturing, opting instead to purchase and market trocar convenience kits that include commercially available and sourced disposable trocars.

Trademarks

As of December 31, 2023, our trademark portfolio comprises 25 trademark registrations or active trademark applications worldwide. Such portfolio includes 10 U.S. trademark registrations, 14 non-U.S. trademark registrations and one pending U.S. trademark applications.

Trade Secrets

In addition to our reliance on trademark protection for our brand and tradename, we also rely on trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. New employee hires, as well as vendors and consultants, are required to sign contractual agreements to protect our confidential information from disclosure. We take various physical security and cybersecurity measures, including having policies in place to prevent data breaches to help prevent our confidential information from being transferred to unsecured systems.

Competition

Although we have competitors, we believe that no current competitor has the strength and size of our practice-building business within the hormone optimization space. We believe our company is significantly larger than our next competitors in a highly fragmented space. The below chart details our principal competitors’ offerings compared to Biote (based on publicly available information):

Company Name	Biote	Evexipel	Sottopelle	Pellecome	HTCA	Pro-pell
Number of Practice’s Locations	4,100	859	213	100	127	150
Geographic Area	North America	U.S.	U.S. South America	Most U.S. States	Most U.S. States	29 States
Services Provided	BHRT Education, Training, and Inventory Management	Pellet Therapy Education	Pellet Therapy Education	Pellet Training, Pellet Insertion Devices	Pellet Therapy Education	Pellet Training, Compounding Pharmacy Items
Products Sold	Training Classes, Dietary Supplements & Convenience	Training Classes, Dietary Supplements & Convenience Kits	Training Classes & Pellets	Training Classes, Dietary Supplements & Convenience Kits	Training Classes	Training, Pellets, Supplements

The dietary supplement space is a large, fragmented and highly competitive industry, with few barriers to entry for both branded dietary supplements sold through practitioners as well as direct to consumer online and through conventional retailers and department stores. For instance, of our competitors listed above, Evexipel, Pellecome, and Pro-Pell maintain their own branded dietary supplements that they sell through affiliated practitioners and Sottopelle and HTCA sell their branded dietary supplements direct to consumers online. Further, an internet search for providers of DIM, a popular dietary supplement, illustrates more than 20 other accessible brands, including Nature’s Way and The Vitamin Shoppe, available online and sold through conventional retailers and department stores such as The Vitamin Shoppe, Walmart, and Target.

Despite the significant availability of dietary supplements, the contents of different brands vary substantially leaving to the consumers to ensure that their purchase matches their physiologic needs. In contrast to other competitors, our Biote-branded dietary supplements are primarily sold and recommended by Biote-certified practitioners. As of December 31, 2023, approximately 77% of Biote-partnered clinics also sell Biote-branded dietary supplement products. We believe consumers primarily choose our Biote-branded dietary supplements as they are recommended by their practitioner.

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

Under the FDCA, “dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. The FDCA and its amendments, such as the Food Safety Modernization Act and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”), provide the FDA with the authority to regulate dietary supplements and the dietary ingredients in the supplement products and ensure that they comply with the requirements for identity, purity, quality, strength, and composition. The FDA has the authority to regulate the entire lifecycle of a dietary supplement product, and regulates the formulation, development, manufacture, packaging, labeling, holding, promotion, sale, and distribution of dietary supplements. Under the FDCA, introduction into interstate commerce of misbranded, adulterated, or otherwise unlawful FDA-regulated products is prohibited. Violations such as non-compliance with the FDA labeling requirements, false or misleading statements on a product’s labeling, or non-compliant nutrient declarations can render a product misbranded. In addition, violations such as inclusion of prohibited or dangerous ingredients, production in facilities that do not comply with the cGMP requirements, or production under insanitary conditions can render a product adulterated.

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

The FDA also requires product labels to include phone numbers or addresses for reporting of adverse events, and requires serious adverse event reporting for all supplements. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” While all adverse event complaints received must be recorded in accordance with the cGMPs discussed above, only serious adverse events must be reported to the FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States, the company must submit a “serious adverse event report” on MedWatch Form 3500A. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the cGMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of six years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

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

Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that FDA could finalize its guidance for CDS software in such a way that it excludes our software and technologies from the scope of the CDS software exclusion under the 21st Century Cures Act. Additionally, on September 28, 2022, the FDA published a final guidance, Clinical Decision Support Software, Guidance for Industry and Food and Drug

Administration Staff, that significantly narrows the CDS exception set forth under the 21st Century Cures Act. Further, since this final guidance, the FDA has begun to issue warnings for CDS products that are not exempt under the 21st Century Cures Act. For example, on September 19, 2023, the FDA issued a warning letter to Abiomed Inc., in which it explained that Abiomed’s software was an adulterated and misbranded medical device because the agency disagreed with Abiomed’s assessment that the software product was non-device CDS.

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

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry.

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

To the extent we qualify as a business associate, we will also be regulated by HIPAA and may be required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by the U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights, including monetary penalties. Violations of HIPAA may result in significant civil and criminal penalties. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate without unreasonable delay and no later than 60 days from the discovery of the breach.

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

Available Information

Our website address is www.biote.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

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

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”), an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s, on August 1, 2020 (the “Outsourcing Facility Services Agreement”), and a Pharmacy Services Agreement with F.H. Investments, Inc. d/b/a Asteria Health, Asteria Health, on October 28, 2021, which was subsequently amended and restated in its entirety on October 19, 2023, to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe (the “Asteria Health Pharmacy Services Agreement”). AnazaoHealth, Carie Boyd’s, and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compound testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding of testosterone and estradiol implantable subcutaneous pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified Practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. The FDCA prohibits selling or transferring a drug compounded by an outsourcing facility by an entity other than the outsourcing facility that compounded the drug. In June 2023, the FDA released guidance, “Prohibition on Wholesaling Under Section 503B of the Federal Food, Drug, and Cosmetic Act” clarifying its interpretation of this prohibition. If the FDA determines that we are selling or transferring a drug compounded by an outsourcing facility, we may be subject to penalties under the FDCA. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

Any termination of the AnazaoHealth Pharmacy Services Agreement, the Outsourcing Facility Services Agreement, or the Asteria Health Pharmacy Services Agreement could have an adverse effect on the practices of Biote-certified Practitioners or Biote-partnered clinics, our business, financial condition and results of operations.

In the future, we may also seek to develop relationships with other outsourcing facilities to support the manufacturing of bioidentical hormones for Biote-certified practitioners and Biote-partnered clinics in the United States and internationally. We already have a presence in Puerto Rico, Mexico, and the Dominican Republic, where we hope to continue growing our business, and also hope to expand into Argentina, Brazil, Colombia, and Canada, as permitted by law, in the future. If we fail to develop new relationships with any other outsourcing facilities we seek to engage, including in new markets in the United States and internationally, fail to manage or incentivize these facilities effectively, or if these facilities are not successful in their sales and marketing efforts, our ability to support to Biote-certified practitioners and Biote-partnered clinics, and to generate revenue, cash flow and earnings growth could suffer, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these agreements may be non-exclusive, and some of these facilities may also have cooperative relationships with certain of our competitors.

Biote-certified practitioners and Biote-partnered clinics are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the year ended December 31, 2023, approximately 60% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced substantial growth in our operations, and we expect to experience continued growth in our business. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale will be successfully implemented or that we will be able to hire additional personnel or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people market and sell the Biote Method and our Biote-branded dietary supplements, which could result in inefficiencies and unanticipated costs, lowered quality standards and disruptions to our operations. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future offerings. In addition, our ability to grow may be adversely impacted due to factors beyond our control, which could have a material adverse effect on our business, reputation, financial performance, financial condition and results of operations, and could expose us to liability. Our failure to manage growth effectively could have a material and adverse effect on our business, financial condition and results of operations. To manage the growth of our operations, we must establish appropriate and scalable operational and financial systems, procedures and controls and build and maintain a qualified finance, administrative and operations staff. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, we may fail to execute our business strategy which would have a material adverse effect on our business, results of operations and financial condition.

We face significant competition, and if we are unable to compete effectively, we may not be able to achieve or maintain expected levels of market penetration and market share, which could have a material adverse effect on our business, financial condition and results of operations.

The medical practice-building market and dietary supplement industry are highly competitive, subject to rapid change and significantly affected by new offerings and other market activities of industry participants. For example, in the dietary supplement space, we are competing with more than 30 brands of dietary supplements, including that of Evexipel, Pellecome, Pro-Pell, Sottopelle, HTCA and Nature’s Way, which are either available direct to consumer online, through more conventional retailers and department stores and/or sold through practitioners. If we are unable to compete effectively, we will not be able to establish our training and Biote-branded dietary supplements in the marketplace, which would have a material adverse effect on our business, financial condition and results of operations. Further, large, well-capitalized pharmaceutical companies may enter the medical practice-building market in the hormone optimization space or dietary supplements market and would be able to spend more on development of their offerings, marketing, sales, compliance and other initiatives than we can. Some of our competitors may have:

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

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Teresa S. Weber, our Chief Executive Officer, Marc D. Beer, our Executive Chairman, Robert C. Peterson, our Chief Financial Officer, Dr. Ross McQuivey, our Chief Medical Officer, Mary Elizabeth Conlon, our Vice President, Business Development and General Counsel, and Mary Puncochar, our Chief Commercial Officer, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

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

Changes in our business and operations, as well as organizational changes, have placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service, or address competitive challenges adequately.

Over the past 12 months, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Financial Officer and a new Chief People Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

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
•
State fee-splitting prohibitions, which prohibit licensed healthcare professionals from sharing a portion of their professional fees collected from their professional services with unlicensed third parties; and
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearing houses, and certain healthcare providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and other sensitive data the Company may process, e.g., business plans, transactions, or financial information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In addition, over the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

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

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry, which could have an adverse effect on our business.

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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. Biote failed to timely deliver a budget for the fiscal year ending December 31, 2023, resulting in an event of default as of June 30, 2023. On July 27, 2023, the lender waived the event of default. As of December 31, 2023, the Company was in compliance with all required covenants associated with the Credit Agreement. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed as the receiver of Silicon Valley Bank. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although the FDIC announced that all deposits with these banks would be fully insured, there continues to be uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash may be threatened. The FDIC only insures accounts in amounts up to $250,000 per depositor per insured bank, and we currently have cash deposited in certain financial institutions significantly in excess of FDIC insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our business and financial condition. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as high inflation, could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition.

Market and economic conditions may negatively impact the Company’s business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in December 2023, the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose 3.4% from the same month a year ago. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

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

Additionally, the outsourcing facilities with which we have relationships must comply with applicable provision of the FDCA and its implementing regulations. They may only distribute compounded drugs either pursuant to a patient-specific prescription or in response to an order from a healthcare provider, such as a hospital, which is not for an identified individual patient (e.g., for office stock). Further, such outsourcing facilities are inspected by the FDA according to a risk-based schedule, and must meet certain other conditions, such as reporting adverse events and providing the FDA with certain information about the products they compound. When the FDA finds that a manufacturer has violated FDA regulations, the FDA may notify the manufacturer of such violations in the form of a warning letter. The FDA also will issue an FDA Form 483 at the conclusion of an inspection if an investigator has observed a violative condition relating to the manufacturing and storage conditions of any drug product that may result in the product being adulterated, or any other regulatory non-compliance such as inadequate reporting or record-keeping. The outsourcing facilities with which we have relationships have each received warning letters and FDA Form 483s from the FDA. If the FDA takes enforcement action against outsourcing facilities with which we have relationships, it may have a material adverse impact on our business, results of operations and financial conditions.

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

We could be adversely affected if compounded pellets are subject to negative publicity. We could also be adversely affected if compounded pellets sold by any compounding outsourcing facilities, prove to be, or are asserted to be, harmful to patients or are otherwise subject to negative publicity. For example, in 2015, the FDA required labeling changes for prescription testosterone replacement therapy to warn of increased risk of heart attacks and strokes. There are a number of factors that could result in the injury or death of a patient who receives a compounded formulation, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of the products we recommend as part of our training. Similarly, to the extent any of the components of approved drugs or other ingredients used by the outsourcing facilities with whom we have relationships have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. For example, some of the contracted outsourcing facilities have been the subject of civil suits alleging patient harm as a result of an improper formulation unrelated to the products we recommend. If a product which we recommend as part of our training becomes the subject of a civil or criminal suit, we may be subject to significant liability for any damages suffered by the plaintiffs and associated costs and penalties. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. In addition, in the ordinary course of business, a voluntary recall of one of the products we recommend as part of our training or may be instituted in response to a practitioner or clinic complaint. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of the compounded products we recommend as part of our training or any other compounded formulations made or sold by other companies, could have a material adverse impact on our business, results of operations and financial condition.

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

We also market Biote-branded dietary supplements that are regulated by the FDA or state regulatory authorities. We may need to develop and maintain a robust compliance and quality program to ensure that the products that we market comply with all applicable laws and regulations, including the FDCA. If we are found to have manufactured, distributed, sold, or labeled any products in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations. For example, in May 2017, we received a warning letter from the FDA concerning both cGMP violations observed during a 2016 FDA inspection of our facility, and unapproved new drug claims that were made for certain of our dietary supplement products (the “Warning Letter”). Although our response to the Warning Letter resulted in a closeout by the FDA in May 2018, we cannot assure you that we will not receive warning letters or other regulatory action by the FDA on the same or similar violations in the future.

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

Additionally, we offer our proprietary clinical decision support (“CDS”) software to practitioners to provide information from published literature and clinical guidelines to assist practitioners in providing precise, patient-specific treatment options at various intervals through a patient’s therapy. The FDA has recently issued a non-binding final CDS guidance that significantly narrows what the agency considers non-device CDS. Further, since this final guidance, the FDA has begun to issue warnings for CDS products that are not exempt under the 21st Century Cures Act. For example, on September 19, 2023, the FDA issued a warning letter to Abiomed Inc., in which it explained that Abiomed’s software was an adulterated and misbranded medical device because the agency disagreed with Abiomed’s assessment that the software product was non-device CDS. If the FDA determines that our CDS is a medical device under the FDCA, the FDA may determine that our algorithm requires premarket approval or clearance, and may determine that unless and until we obtain such premarket approval or clearance that we are distributing an unapproved medical device in violation of the FDCA. If we are found to have manufactured, distributed, sold, or labeled any medical devices in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

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

If our information technology systems or data is or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, interruptions to our operations; claims that we breached our data protection obligations; decreased use of the Biote Method; loss of Biote-partnered clinics or Biote-certified practitioners or sales; regulatory investigations or actions; litigation; fines and penalties; reputational harm; loss of revenue or profits; and other adverse consequences.

Operating our business (including the Biote Method) involves the collection, storage, transmission, disclosure and other processing of proprietary, confidential and sensitive information, as well as the personal information of patients that we may receive from clinics. We may rely upon third-party service providers, such as identity verification and payment processing providers, for our information processing-related activities. We may share or receive sensitive information with or from third parties. We also depend on our information technology systems for the efficient functioning of our business, including to support Biote Method, our end-to-end platform to enable Biote-certified practitioners to establish, build, and successfully operate a Biote-partnered clinic for optimizing hormone levels in their specific aging patient population, the distribution and maintenance of our Biote-branded dietary supplements, as well as for accounting, data storage, compliance, purchasing and inventory management.

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

We are subject to a variety of evolving threats including, but not limited to, hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, malware (including ransomware) attacks, credential stuffing attacks, denial-of-service attacks, supply-chain attacks, software bugs, information technology malfunction, software or hardware failures, loss of data, theft of data, misuse of data, telecommunications failures, earthquakes, fire, flood, exploitation of software vulnerabilities, and other real or perceived threats. Any of these incidents could lead to interruptions or shutdowns of our IT systems, loss or corruption of data or unauthorized access to, or disclosure of personal data or other sensitive information. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We have been subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in information technology capabilities, new technological discoveries, or other developments are likely to result in cyberattacks becoming more sophisticated and more difficult to detect. We and third parties upon whom we rely for our information technology systems and information, may experience such cyberattacks and may not have the resources or technical sophistication to anticipate or prevent all threats. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our personnel and third-party service providers (including their personnel). Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to information.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI (“AI”) technologies. Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations. Further, even in the absence of claims, we cannot be sure that our insurance coverage will be adequate to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Following the consummation of the Business Combination, we have faced increased legal, accounting, administrative and other costs and expenses in connection with operation as a public company which Biote did not incur as a private company. Our significantly increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operation. The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities that Biote has not done previously. For example, we have adopted new charters for our board committees and new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and a material weaknesses resulted in the restatement of previously issued financial statements. Failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that we did not maintain effective internal control over financial reporting.

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

As of December 31, 2023, 74,661,449 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 35,842,383 shares of Class A common stock and 38,819,066 shares of Class V voting stock. Following the Business Combination, shares held by HYAC’s public stockholders have been freely tradeable, and the shares held by the Sponsor and the Members, following their exercise of Exchange Rights, are freely tradeable as of the six-month anniversary of the Closing, subject to applicable securities laws. We have also registered all shares of Class A common stock that we may issue under the Incentive Plan or the ESPP. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market. These sales of shares of Class A common stock, or the perception of these sales, may depress the market price of our Class A common stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through March 11, 2024, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Our Class A common stock is listed on Nasdaq. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. On July 20, 2022, Nasdaq suspended trading of our Class A common stock for failure to meet certain initial listing requirements and indicated it intended to pursue delisting our Class A common stock once all applicable appeal and review periods expired. On August 25, 2022, Nasdaq approved our application to relist our Class A common stock and we began trading on August 29, 2022. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our Class A common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our Class A common stock. If our Class A common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Class A common stock.

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

On March 11, 2024, the closing price of our Class A common stock was $5.44 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of Biote in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 58.8% of our Class A common stock, with one such member beneficially owning 30.0% of our Class A common stock as of December 31, 2023. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders, including the Company’s former owner, who beneficially held 29.9% of shares of our common stock outstanding as of March 11, 2024.

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

As of March 11, 2024, 74,531,558 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,000 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 35,712,492 shares of Class A common stock and 38,819,066 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 58.5% of our Class A common stock, with one such Member beneficially owning approximately 29.9% of our Class A common stock, as of March 11, 2024. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 21,947,987 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of March 11, 2024 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

In the future, the Company may also issue its securities in connection with investments or acquisitions. The number of shares of the Company’s Class A common stock issued in connection with an investment or acquisition could constitute a material portion of the Company’s then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to the Company’s stockholders.

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

Additionally, although Holdings generally will not be subject to any entity-level U.S. federal income tax, it may be liable under certain U.S. federal income tax legislation for any adjustments to its tax return, absent an election to the contrary. In the event Holdings’ calculations of taxable income are incorrect, Holdings and/or its Members, including us, in later years may be subject to material liabilities pursuant to this U.S. federal income tax legislation and its related guidance. We anticipate that the distributions we receive from Holdings may, in certain periods, exceed our actual liabilities and our obligations to make payments under the TRA. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, paying dividends on our Class A common stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our public stockholders. We may, if necessary, undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding Holdings Units, to maintain one-for-one parity between Holdings Units held by us and shares of our Class A common stock.

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

In connection with the Business Combination, a historic Member was deemed for U.S. federal (and applicable state and local) income tax purposes to have sold Holdings Units to the Company for the Cash Consideration and rights under the TRA (the “Purchase”) and the Members may in the future have their Holdings Units (including the Earnout Units, if any, that have vested in accordance with the Business Combination Agreement), together with the cancelation of an equal number of shares of Class V voting stock, redeemed in exchange for shares of our Class A common stock (or cash) pursuant to the Holdings A&R OA, subject to certain conditions and transfer restrictions as set forth therein and in the A&R IRA. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred, although the IRS or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. We have entered into the TRA, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Holdings Units in exchange for Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits attributable to payments under the TRA. These payments are our obligation and are not an obligation of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the TRA generally will reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

In certain cases, payments under the TRA may exceed the actual tax benefits we realize.

Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Members will not be required to reimburse us for any excess payments that may have been made previously under the TRA, for example, due to adjustments resulting from examinations by the IRS or other taxing authorities. Rather, excess payments made to Members will be applied against and reduce any future cash payments otherwise required to be made to such Members, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

In certain cases, payments under the TRA may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that, in the event that (i) we exercise our early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) we, in certain circumstances, fail to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) we materially breach any of our material obligations under the TRA, which breach continues without cure for 30 days following receipt by us of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) our obligations under the TRA will accelerate and we will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment to the Members could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring Holdings Units from the Members because the amounts of such payments would be calculated assuming that we would be able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination. Decisions made in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the holders of Retained Holdings Units under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of holders of Retained Holdings Units to receive payments under the TRA. There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual income or franchise tax savings that we realize in respect of the tax attributes subject to the TRA or if distributions to us by Holdings are not sufficient to permit us to make payments under the TRA after we have paid taxes and other expenses. Furthermore, our obligations to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the TRA. We may need to incur additional indebtedness to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Retained Holdings Units from Biote Members.

Pursuant to the TRA, we will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in the BioTE Companies’ assets as a result of (i) the deemed sale of Holdings Units in connection with the Business Combination and (ii) the redemption of Retained Holdings Units in exchange for shares of Class A common stock or cash pursuant to the Holdings A&R OA and (B) certain other related transactions with the Members. The amount of any such tax savings will be paid 85% to the applicable Members and retained 15% by us. Any such amounts payable will only be due once the relevant tax savings have been realized by us, unless our obligations under the TRA are accelerated. Our ability to realize, and benefit from, these tax savings depend on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

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

Increases in our income tax rates, changes in tax laws or disagreements with tax authorities may adversely affect our business, financial condition or results of operations.

Increases in our income tax rates or other changes in tax laws in the United States or any jurisdiction in which we operate could reduce our after-tax income and adversely affect our business, financial condition or results of operations. Existing tax laws in the United States have been, and in the future could be, subject to significant change. For example, the Inflation Reduction Act of 2022 was recently enacted, which includes a one percent excise tax on share buybacks imposed on the corporation repurchasing such stock, effective for tax years beginning after 2022. Also, effective for tax years beginning after December 31, 2021, legislation commonly referred to as the Tax Cuts and Jobs Act eliminated the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. Although there has been proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. Future regulatory guidance from taxing authorities or other executive or Congressional actions in the United States or other jurisdictions may be forthcoming. These or other changes in the relevant tax regimes, including changes in how existing tax laws are interpreted or enforced, may adversely affect our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain policies and processes designed to assess, identify, and manage material risk from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (“Information Systems and Data”). We have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

The cybersecurity function within the Company, which comprises, in part, our information technology (“IT”) security director (who has several years of commercial experience and a master’s degree of information systems with a focus on cybersecurity) and other members of our technical staff management, along with our legal advisors, risk management team, and overall information security function, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our IT security department, under the direction of our Chief Information Officer (“CIO”) and led by our IT security director, identifies and assesses risks from cybersecurity threats by monitoring cybersecurity and operational risks using various security tools designed to protect against, detect, and respond to cybersecurity threats, and has implemented processes and procedures aligned with our information security management system to support and promote resilient programs. This includes automated tools, security assessment and monitoring; restricted physical access to servers and network equipment, system audits and third party assessments, third-party IT vendor risk management process to assess and manage risk presented by our IT vendors, third party threat assessments, evaluating threats reported to us, and annual review of cybersecurity insurance policies and the associated levels of coverage based on current risks.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures and processes designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, an incident response plan, a vendor risk management program, employee training, data encryption, physical security, dedicated cybersecurity staff, systems monitoring, cyber insurance, and asset management, tracking, and disposal.

We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, managed cybersecurity service providers, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.

See our risk factors under Part I, Item 1A Risk Factors in this Form 10-K for additional information regarding cyber-security related risks that could materially affect our business strategy, results of operations, or financial condition.

Governance

Our Board of Directors and Audit Committee are actively engaged in the oversight of our risk management, including cybersecurity risk. The Board of Directors and Audit Committee receive quarterly reports on information security from our CIO. The Audit Committee is responsible for overseeing our risk exposure to information security, cybersecurity, and data protection, as well as the steps management has taken to monitor and control such exposures.

Our IT security department, which assesses and manages our risks from cybersecurity threats, is led by our CIO, who reports to our chief executive officer. We have in place an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards. Our CIO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO meets with the audit committee periodically to review our information technology systems and discuss key cybersecurity risks. Additionally, we maintain a qualified third-party vendor relationship which is available to the team for on-demand incident response and investigation, as needed.

Our IT security director reports to our CIO and has more than 25 years of experience working in information technology-related roles, holds a Masters in Information Systems, with a focus in cybersecurity and a Masters in Business Administration, with an emphasis in business intelligence and analytics management.

Item 2. Properties.

We lease our corporate headquarters, practitioner training, call center, and patient clinic facilities, located in Irving, Texas. Pursuant to our lease agreement, we will lease a total of 27,034 square feet at this combined facility until November 30, 2028, unless we timely exercise our option to extend for an additional two years.

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

After the filing of the Biote Dallas Action, the Company amended its claim in the Delaware Court of Chancery to also seek an injunction to prevent Donovitz from proceeding with certain of the affirmative defenses, counterclaims, and third-party claims filed by the defendants on August 23, 2022. On November 4, 2022, the Delaware Court of Chancery denied that request for injunctive relief, permitting the Biote Dallas Action and all defenses and claims asserted therein to proceed in Texas.

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

The Company sought recovery of its attorneys’ fees against Donovitz in a jury trial that began on October 30, 2023. On November 2, 2023, the jury returned a verdict awarding the Company $4.7 million plus the potential for an additional $0.2 million for future fees, which constituted all of the attorneys’ fees that the Company had sought against Donovitz in the Biote Dallas Action.

On November 16, 2023, Donovitz, as trustee for the Gary S. Donovitz 2012 Irrevocable Trust, together with Biote Management, LLC, sued Biote Holdings, LLC and BioTE Medical, LLC in the Delaware Court of Chancery. Donovitz sought inspection of the books and records of Biote Holdings, LLC. The parties stipulated to dismissal of BioTE Medical, LLC and agreed to stay the case pending completion of the parties’ scheduled mediation.

On February 13, 2024, the Company and Donovitz, through mediation, executed a binding settlement term sheet to resolve all remaining outstanding litigation with Donovitz. Pursuant to the settlement term sheet, the Company and other parties thereto have agreed to prepare and enter into a definitive settlement agreement, which will supersede the settlement term sheet and substantially incorporate the terms thereof. Pursuant to the settlement term sheet, the Company will repurchase all of the Class A common units of Biote Holdings, LLC, the Class V common stock of Biote and the Class A common stock of the Company, currently beneficially owned by Donovitz for approximately $76.9 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on the date the definitive settlement agreement is signed. In addition, the Company and Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the Donovitz Litigation, (ii) the termination of the founder advisory agreement, dated as of May 18, 2022, by and between Donovitz and BioTE Medical, LLC, (iii) two year non-compete and non-solicitation agreements for Donovitz and (iv) the negotiation of and entry into a voting agreement with customary terms acceptable to the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the closing of our business combination, HYAC common stock, units and warrants were listed on Nasdaq under the symbols “HYAC,” “HYACU” and “HYACW,” respectively. On May 27, 2022, our Class A common stock began trading on Nasdaq under the symbols “BTMD”. We no longer have any outstanding units or warrants. As of March 11, 2024, there were 35,712,492 shares of Class A common stock outstanding and 38,819,066 shares of our Class V common stock (the “Class V common stock”) issued and outstanding. No market exists for the Class V common stock.

Holders

As of March 11, 2024, there were 36 holders of record of our Class A common stock, 9 holders of record of our Class V common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “Biote,” “we,” “us”, or “our” refer to the business of the “BioTE Companies” prior to the business combination and to biote Corp. and its subsidiaries from and following the Business Combination in the present tense. Throughout this section, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC and its consolidated subsidiaries.

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

Overview

We operate a high growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their aging patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available HRT products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. By virtue of our historical performance over the past 12 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

These products have a finite life ranging from six to twelve months. We assume the risk of loss due to expiration, damage or otherwise. Additionally, the products offered in our Biote-branded dietary supplement portfolio are produced by third-party manufacturers located in the United States. Biote contracts with a third-party to provide warehousing, co-packing and logistics services for our Biote-branded dietary supplements. As such our consolidated balance sheets as of December 31, 2023 and December 31, 2022 reflect inventories relating to these items.

Our revenue was $185.4 million and $165.0 million, our net loss was $2.8 million and our net income was $1.3 million, and our Adjusted EBITDA was $55.3 million and $50.1 million, for the years ended December 31, 2023 and 2022, respectively.

Recent Developments

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the years ended December 31, 2023 and 2022.

Additionally, the recent trends of rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health crises and ongoing international conflicts such as the conflict between Russia and Ukraine and the Israel-Hamas war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Chief Financial Officer Transition

On January 8, 2024, the Company appointed Robert C. Peterson as Chief Financial Officer (principal accounting and principal financial officer) of the Company. In connection with his appointment, the Company entered into an employment agreement with Mr. Peterson, dated as of January 8, 2024, which provides for Mr. Peterson’s at-will employment as the Chief Financial Officer for a term commencing on January 8, 2024 and continuing until terminated by either the Company or Mr. Peterson.

Samar Kamdar, the Company’s prior Chief Financial Officer, transitioned out of his role, effective immediately. On January 11, 2024, Mr. Kamdar entered into an executive transition agreement with the Company, which provided that Mr. Kamdar would remain employed by the Company through February 29, 2024, to assist with the transition and work on special projects.

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

Following the Closing of the Business Combination, the Company was organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and its subsidiaries, and Biote’s only material direct asset consists of membership interests in Holdings.

In connection with the Business Combination, on the Closing Date, BioTE Medical entered into a credit agreement with Truist Bank and Truist Securities, Inc. providing for (i) the Revolving Loans, a $50.0 million senior secured revolving credit facility in favor of BioTE Medical and (ii) the Term Loan, a $125.0 million senior secured term loan facility in favor of BioTE Medical, which was borrowed in full at the Closing Date.

Components of Results of Operations

Revenue

We generate revenue by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Revenue generated from individual Biote-partnered clinics varies significantly due to many factors. including but not limited to, the tenure of practitioners as Biote-certified practitioners; the number of certified practitioners in an individual clinic; the number of patients served by a clinic; the clinic’s patient demographics; and the clinic’s geographic location and population density. The master services agreements (“MSAs”) we enter into with Biote-partnered clinics contain tiered pricing provisions for the management fees. These provisions provide for decreasing management fees owed to us based on the number of new patients treated. This can result in declines in revenue we realize from management fees from existing Biote-partnered clinics unless these are offset by revenue generated from newly acquired Biote-partnered clinics which begin at higher fee levels under the MSA.

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

Product Revenue

Product revenue includes both pellets, in connection with the service described above, and the related inventory management services provided to clinics. Product revenue is recognized at the point in time when the clinic obtains ownership of the pellet, which we determined to be when the Biote-certified practitioner performs the procedure to implant the pellet into their patient. The consideration allocated to this performance obligation is a procedure-based service fee which we refer to as procedure revenue. Our product revenue also includes revenue earned from sales of pellet insertion kits and Biote-branded dietary supplements. Revenue from the sale of pellet insertion kits and Biote-branded dietary supplements is recognized when the clinic or clinic’s patient (supplements only) obtains control of the product and is generally at the time of shipment from our distribution facility. Any shipping or handling fees paid by clinics are also recorded within product revenue.

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

For Biote Method arrangements, we recognize revenue for training and for management services over time. For initial training, progress is measured by the number of training sessions completed, and for contract-term services, progress is measured on a time-elapsed basis.

The training completion and time-elapsed bases represent the most reliable measure of transfer of control to the clinic for trainings and contract-term services, respectively. Revenue is deferred for amounts billed or received prior to delivery of the services.

Cost of Revenue

Cost of service revenue consists primarily of costs incurred to deliver training to Biote-partnered clinics. Cost of product revenues include the pass-through cost of pellets purchased from outsourcing facilities, the cost of pellet insertion kits and Biote-branded dietary supplements purchased from manufacturing facilities, and the shipping and handling costs incurred to deliver these products to Biote-partnered clinics.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, marketing and advertising expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters.

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for our unused Revolving Loans and interest income earned on our money market account and now matured short-term investment.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The table and discussion below present our results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Revenue:
Product revenue	$182,573	$163,133
Service revenue	2,787	1,824
Total revenue	185,360	164,957
Cost of revenue
Cost of products	54,246	51,990
Cost of services	3,631	2,585
Cost of revenue	57,877	54,575
Selling, general and administrative	98,826	171,104
Income (loss) from operations	28,657	(60,722)
Other income (expense), net:
Interest expense, net	(6,363)	(4,047)
Gain (loss) from change in fair value of warrant liability	(13,411)	5,127
Gain (loss) from change in fair value of earnout liability	(8,990)	61,770
Loss from extinguishment of debt	—	(445)
Other income (expense)	(16)	29
Total other income (expense), net	(28,780)	62,434
Income (loss) before provision for income taxes	(123)	1,712
Income tax expense	2,682	388
Net income (loss)	$(2,805)	$1,324

Revenue

Revenue for the year ended December 31, 2023 increased $20.4 million to $185.4 million, or 12.4% compared to the year ended December 31, 2022. The increase was primarily driven by a $17.7 million increase of procedure and Biote-branded dietary supplement revenue. Procedures performed increased 9.3% versus the prior year resulting in a $12.0 million increase in procedure revenue. During the year ended December 31, 2023, the number of active clinics billed increased 14.1% over the year ended December 31, 2022. Biote-branded dietary supplement sales increased 17.5% or $5.7 million over the same period in the prior year. Service revenue increased 52.8% over the same period in the prior year resulting from an increase in the number of training sessions during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cost of revenue

Cost of revenue for the year ended December 31, 2023 increased $3.3 million, to $57.9 million, or 6.1% compared to the year ended December 31, 2022. The increase was primarily due to the net impact of higher volumes at sustained unit costs. Cost of procedures increased $1.3 million for the period, consisting of $1.4 million attributable to volume increases in pellets dispensed which was offset by a reduction of $0.1 million related to broken, damaged, or expired pellets. Biote branded dietary supplement costs increased $0.4 million or 3%, due to higher sales volume. Additionally, there was an increase in both trocar and shipping and freight costs of $0.7 million and $0.2 million, respectively.

Selling, General and Administrative

Selling, general and administrative expense for the year ended December 31, 2023 decreased $72.3 million to $98.8 million, or (42.2%), compared to the year ended December 31, 2022. This decrease was primarily driven by a $73.1 million decline in stock compensation expense compared to the year ended December 31, 2022, as the Closing of the Business Combination triggered the accelerated vesting of incentive units and phantom equity rights and resulted in the recognition of $78.0 million of stock compensation expense. Additionally, during the year ended December 31, 2022, the Company incurred transaction-related expenses of $21.6 million related to the Business Combination and other associated capital structure transactions that did not recur during the year ended December 31, 2023. The transaction-related expenses consisted of the excess closing costs of the Business Combination over the Business Combination proceeds received, costs associated with sponsor share transfers and certain compensation paid resulting from the transaction. These decreases were partially offset by a $5.3 million increase in employee-related expenses due to an overall increase in headcount, an increase in sales incentives consistent with sales growth for the year and an increase in severance expense. Additionally, outsourced professional services fees increased $6.0 million, primarily due to an increase in legal expenses related to litigation costs incurred to defend the Company against claims asserted by the Company’s former owner (see “Donovitz Litigation” under Item 3 Legal Proceedings in this Annual Report on Form 10-K and Note 18 to our consolidated financial statements for additional information). Furthermore, during the year ended December 31, 2023, the Company entered into a $1.2 million legal settlement with a former employee. Marketing expenses increased $1.9 million due to an increase in web-based marketing and the production of informational materials in an ongoing effort to increase awareness of the products and services offered by Biote-certified practitioners.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2023 increased $2.3 million to $6.4 million, or 57.2%, compared to the year ended December 31, 2022. The increase was primarily a result of higher interest rates incurred during the period, partially offset by interest income earned on our money market account and no matured short-term investment.

Gain (Loss) from Change in Fair Value of Warrant Liability

The change in the gain (loss) from change in fair value of warrant liability was primarily due to the Company’s offer to exchange its outstanding warrants for common stock. On May 9, 2023, the Company announced the commencement of its offer to each holder of its outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. During the year ended December 31, 2023, the Company issued common stock valued at $17.5 million in exchange for all outstanding warrants. The warrants were remeasured to fair value prior to each exchange, and in doing so, we recognized a net loss from the change in fair value of our warrant liability of $13.4 million for the year ended December 31, 2023.

Gain (Loss) from Change in Fair Value of Earnout Liability

The change in the gain (loss) from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, the closing price of the Company’s class A common stock increased 32.4%, compared with a decrease of 58.6% in the corresponding period of 2022. The increase in the closing price of our Class A common stock increased the fair value of the earnout liability; therefore, the Company recognized a corresponding loss of $9.0 million for the year ended December 31, 2023. In comparison, the decrease in the closing price of our Class A common stock decreased the fair value of the earnout liability, resulting in a gain of $61.8 million for the year ended December 31, 2022.

In connection with the Business Combination, the Company entered into a new loan agreement with Truist Bank and used a portion of the proceeds to refinance and replace its existing credit facility with Bank of America, N.A. As a result of this refinancing, the Company recorded a $0.5 million charge to loss from extinguishment of debt during the year ended December 31, 2022.

Other Income (Expense)

The change in other income (expense) for the year ended December 31, 2023 compared to the year ended December 31, 2022. primarily resulted from currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2023 increased $2.3 million compared to the year ended December 31, 2022. This increase reflects the taxability of the income attributable to Biote that prior to the Business Combination was taxable to the Company’s Members offset by a tax benefit from certain one-time expenses related to the Business Combination that will be attributed to Biote.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate the Company’s ongoing results of operations when considered alongside net income (the most directly comparable U.S. GAAP measure).

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

		Year Ended December 31,
(in thousands)		2023	2022
Net income (loss)		$(2,805)	$1,324
Interest expense, net		6,363	4,047
Income tax expense		2,682	388
Depreciation and amortization		2,994	2,199
Loss from extinguishment of debt(1)		—	445
Share-based compensation expense(2)	`	9,057	82,180
Litigation expenses-former owner(3)		6,770	3,603
Litigation-other(4)		633	477
Legal settlement (gain) loss(5)		1,048	88
Transaction-related expenses(6)		2,118	21,627
Other expenses(7)		1,174	646
Merger and acquisition expenses(8)		2,821	—
(Gain) loss from change in fair value of warrant liability		13,411	(5,127)
(Gain) loss from change in fair value of earnout liability		8,990	(61,770)
Adjusted EBITDA		$55,256	$50,127
(1)
Represents unamortized debt issuance costs of $0.4 million charged to extinguishment of debt upon full repayment of the Company’s credit agreement with Bank of America.
(2)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including phantom stock awards, stock options and restricted stock units.
(3)
Represents legal expenses to defend the Company against claims asserted by the Company’s former owner. See “Donovitz Litigation” under Item 3 Legal Proceedings in this Annual Report on Form 10-K and Note 18 to our consolidated financial statements for additional information.
(4)
Represents litigation expenses other than those incurred in connection with claims asserted by the Company’s former owner that are not related to the Company’s ongoing business.
(5)
Represents settlements of legal matters.
(6)
Represents transaction costs including legal fees of $0.9 million, filing fees of $0.2 million and professional services fees of $1.0 million, each of which were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings. For the year ended December 31, 2022, this amount represents transaction costs including professional services fees of $4.0 million, legal fees of $4.8 million, consulting fees of $0.2 million, filing fees of $0.4 million, share redemption costs of $7.2 million and transaction bonuses of $4.2 million, each of which were incurred in connection with the Business Combination that occurred during the year ended December 31, 2022.
(7)
Represents executive severance costs of $0.8 million, costs related to recruiting executive level management, including the Chief Commercial Officer of $0.2 million, legal fees of $0.1 million and professional services fees of $0.1 million associated with the restatement of the Company’s financial statements for the quarters ended June 30, 2022 and September 30, 2022 and a realized foreign currency loss of less than $0.02 million. For the year ended December 31, 2022, this amount represents executive severance costs of $0.4 million, private air transportation expense incurred by the Company’s previous controlling stockholder of $0.2 million, expenses related to the transition of the CEO and CFO of $0.07 million and a realized foreign currency gain of $0.03 million.
(8)
Represents professional fees of $0.6 million, consulting fees of $0.4 million and legal fees of $1.8 million all of which were associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our revolving loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of December 31, 2023 and 2022, we had cash and cash equivalents of $89.0 million and $79.2 million, respectively. Additionally, as of both December 31, 2023 and 2022, we had $50.0 million of revolving loans available under our Truist credit agreement.

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

Cash Flows

The following table summarizes our consolidated cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$26,883	$(9,157)
Net cash used in investing activities	(2,713)	(1,838)
Net cash provided by (used in) financing activities	(14,380)	63,460

Operating Activities

Cash flows from operating activities result primarily from fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Cash flows from operating activities are affected by earnings levels and changes in working capital related to our business. Working capital varies from period to period and can be affected by changes in our inventory levels due to varying demand for our products. Net cash provided by operating activities increased $36.0 million to $26.9 million for the year ended December 31, 2023 compared to cash used by operating activities of $9.2 million for the year ended December 31, 2022. Our cash flow from working capital for the year ended December 31, 2023 was positively impacted by the cash settlement of liabilities incurred related to the Business Combination during the year ended December 31, 2022 and negatively impacted by increases in inventory levels and advances and prepayments made to certain vendors during the year ended December 31, 2023.

Investing Activities

Net cash used in investing activities increased $0.9 million to $2.7 million for the year ended December 31, 2023 compared to $1.8 million for the year ended December 31, 2022, principally related to expenditures for capitalized software development costs.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2023 consisted of quarterly interest payments on our term loan with Truist and $8.7 million in distributions to our partners, which decreased $4.2 million from the year ended December 31, 2022.

In May 2022, the Company received proceeds of $12.3 million in relation to the Business Combination with Haymaker and executed a Term Loan with Truist Bank that included borrowings of $125.0 million as of the Closing Date. Additionally, during the year ended December 31, 2022, we incurred debt issuance costs of $4.0 million, recorded a $36.3 million charge related to the extinguishment of our term loan with Bank of America, incurred capitalized transaction costs of $8.3 million and settled an aggregate of $7.3 million in phantom equity rights, each of which were incurred in relation to the Business Combination.

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

Our most critical accounting estimates include revenue recognition, the valuation of inventory, the valuation of stock compensation and the valuation of earnout liability.

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

Revenue Recognition

To determine revenue recognition for arrangements within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and subsequent amendments (collectively, “ASC 606”), we perform the following five steps: (1) identify the contract(s) with a clinic; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations. We recognize revenue when the control of the promised goods or services is transferred to Biote-partnered clinics in an amount that reflects the consideration we expect to receive in exchange for such goods or services.

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

Inventories

Our inventories consist of physician-prescribed pellets used by Biote-certified practitioners in partnered clinics and Biote-branded dietary supplements which are sold and distributed to the Biote-partnered clinics and their patients. Custody of the pellets remains with Biote-certified practitioners. The pellets are presented as inventory on our financial statements from the date of shipment until such time as they are administered in a treatment by a Biote-certified practitioner on their patient for the convenience of Biote-certified practitioners and Biote-partnered clinics. Biote-partnered clinics directly purchase Biote-branded dietary supplements from us, and our 3PL suppliers fill and ship directly to the ordering practice. The Biote-partnered clinic then sets their own pricing in compliance with our applicable policies and sells Biote-branded dietary supplements directly to patients.

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

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 8 to the consolidated financial statements elsewhere in this Annual Report, our outstanding long-term debt has a variable rate of interest, which is primarily based on the Standard Overnight Financing Rate. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by approximately $1.2 million.

We do not engage in any strategies to limit our exposure to this interest rate risk. In addition to the interest rate risk related to our current borrowings, changes in interest rates could affect the interest we pay under any future borrowings on the line of credit available to us under our long-term debt agreement.

The variable interest rate on our long-term debt has increased since our last fiscal year, to a rate of 8.0% as of December 31, 2023 from a rate of 6.9% as of December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. Additionally, we identified control issues related to information technology general controls in connection with change management, user access controls and segregation of duties as it relates to user access controls. This material weakness has not been remediated as of December 31, 2023.

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

In order to address this previously reported material weakness, we hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. We are reviewing and assessing access within our information systems in light of our limited staff and will implement mitigating controls where proper segregation may not be feasible. Additionally, we plan to implement user access reviews for key systems.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Although we are working to remediate the identified material weakness, we can provide no assurance that the material weakness will be remediated during fiscal year 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made progress toward remediating the material weakness, our management has determined that the material weakness has not yet been fully remediated. Consequently, our management has concluded our internal control over financial reporting was not effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers,” which will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), if the 2024 Proxy Statement is filed with the SEC within 120 days after December 31, 2023, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2023.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation,” which will be included in our 2024 Proxy Statement, if the 2024 Proxy Statement is filed with the SEC within 120 days after December 31, 2023, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information,” which will be included in our 2024 Proxy Statement, if the 2024 Proxy Statement is filed with the SEC within 120 days after December 31, 2023, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance,” which will be included in our 2024 Proxy Statement, if the 2024 Proxy Statement is filed with the SEC within 120 days after December 31, 2023, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 2—Ratification of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and “—Pre-Approval Policies and Procedures,” which will be included in our 2024 Proxy Statement, if the 2024 Proxy Statement is filed with the SEC within 120 days after December 31, 2023, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Annual Report on Form 10-K or incorporated by reference include:

(1)
Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
(2)
Financial Statement Schedules. All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our consolidated financial statements and related notes.
(3)
Exhibits. The exhibits required by Item 601 of Regulation S-K and listed in the following Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report:

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

4.1*	Description of the Registrant’s Securities.
10.1#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (file No. 001-40128) filed by the Company with the SEC on March 29, 2023).

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

10.9#

Employment Agreement, effective as of June 10, 2022, by and between BioTE Medical, LLC and Ross McQuivey, M.D. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

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

10.12#

Employment agreement, effective July 15, 2022, by and between BioTE Medical, LLC and Samar Kamdar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

10.13#

Amendment to employment agreement, effective August 24, 2022, by and between BioTE Medical, LLC and Samar Kamdar (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed by the Company with the SEC on November 14, 2022).

10.14

Standby Equity Purchase Agreement, by and between biote Corp. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed by the Company with the SEC on July 28, 2022).

10.15#

biote Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (file No. 001-40128) filed by the Company with the SEC on March 29, 2023).

10.16#	biote Corp. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.17#	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.18#	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.19

Underwriting Agreement, dated as of June 5, 2023, by the among the Company, Roth Capital Partners, LLC, as the underwriter, and the Selling Stockholder named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 7, 2023).

10.20#*	Employment Agreement, effective January 8, 2024, by and between BioTE Medical, LLC and Robert C. Peterson.
10.21#*	Transition Agreement, effective January 11, 2024, by and between BioTe Medical, LLC and Samar Kamdar.
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 2, 2022).
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	biote Corp. Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BIOTE CORP.

Date: March 15, 2024	By:	/s/ Teresa S. Weber
Name: Teresa S Weber
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2024	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Teresa S. Weber and Robert C. Peterson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Teresa S. Weber Teresa S. Weber	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
/s/ Robert C. Peterson Robert C. Peterson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
/s/ Marc D. Beer Marc D. Beer	Executive Chairman and Chairman of the Board	March 15, 2024
/s/ Dana Jacoby Dana Jacoby	Director	March 15, 2024
/s/ Mark Cone Mark Cone	Director	March 15, 2024
/s/ Steven J. Heyer Steven J. Heyer	Director	March 15, 2024
/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 15, 2024
/s/ Debra L. Morris Debra L. Morris	Director	March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of biote Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of biote Corp. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 15, 2024

We have served as the Company’s auditor since 2021.

biote Corp.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$89,002	$79,231
Accounts receivable, net	6,809	6,948
Inventory, net	17,307	11,183
Other current assets	9,225	3,816
Total current assets	122,343	101,178
Property and equipment, net	1,218	1,504
Capitalized software, net	4,973	5,073
Operating lease right-of-use assets	1,877	2,052
Deferred tax asset	24,884	1,838
Total assets	$155,295	$111,645

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,155	$4,112
Accrued expenses	8,497	6,274
Term loan, current	6,250	6,250
Deferred revenue, current	3,002	1,965
Operating lease liabilities, current	311	165
Total current liabilities	22,215	18,766
Term loan, net of current portion	106,630	112,086
Deferred revenue, net of current portion	1,322	926
Operating lease liabilities, net of current portion	1,680	1,927
TRA liability	18,894	—
Warrant liability	—	4,104
Earnout liability	41,100	32,110
Total liabilities	191,841	169,919
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 35,842,383 and 11,242,887 shares issued, 34,254,883 and 9,655,387 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	3	1
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 38,819,066 and 58,565,824 shares issued, 28,819,066 and 48,565,824 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	3	5
Additional paid-in capital	—	—
Accumulated deficit	(29,391)	(44,460)
Accumulated other comprehensive loss	(12)	(5)
biote Corp.’s stockholders’ deficit	(29,397)	(44,459)
Noncontrolling interest	(7,149)	(13,815)
Total stockholders’ deficit	(36,546)	(58,274)
Total liabilities and stockholders’ deficit	$155,295	$111,645

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue	$182,573	$163,133
Service revenue	2,787	1,824
Total revenue	185,360	164,957
Cost of revenue
Cost of products	54,246	51,990
Cost of services	3,631	2,585
Cost of revenue	57,877	54,575
Selling, general and administrative	98,826	171,104
Income (loss) from operations	28,657	(60,722)
Other income (expense), net:
Interest expense, net	(6,363)	(4,047)
Gain (loss) from change in fair value of warrant liability	(13,411)	5,127
Gain (loss) from change in fair value of earnout liability	(8,990)	61,770
Loss from extinguishment of debt	—	(445)
Other income (expense)	(16)	29
Total other income (expense), net	(28,780)	62,434
Income (loss) before provision for income taxes	(123)	1,712
Income tax expense	2,682	388
Net income (loss)	(2,805)	1,324
Less: Net income (loss) attributable to noncontrolling interest	(6,121)	2,293
Net income (loss) attributable to biote Corp. stockholders	$3,316	$(969)

Other comprehensive income (loss):
Foreign currency translation adjustments	8	(1)
Other comprehensive income (loss)	8	(1)
Comprehensive income (loss)	$(2,797)	$1,323

Net income (loss) per common share
Basic	$0.13	$(0.12)
Diluted	$0.13	$(0.12)
Weighted average common shares outstanding
Basic	25,709,343	8,059,371
Diluted	25,709,343	8,059,371

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

										Total
								Retained	Accumulated	Stockholders’		Total
							Additional	Earnings /	Other	Equity (Deficit)	Non-	Stockholders’
	Members’ Equity		Class A Common Stock		Class V Voting Stock		Paid-in	(Accumulated	Comprehensive	Attributable to	controlling	Equity
	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	biote Corp.	Interest	(Deficit)
Balance at December 31, 2021	982,800	$—	—	$—	—	$—	$—	$4,165	$(40)	$4,125	$—	$4,125

Distributions	—	—	—	—	—	—	—	(9,575)	—	(9,575)	(3,311)	(12,886)
Net income through May 26, 2022	—	—	—	—	—	—	—	9,143	—	9,143	—	9,143
Other comprehensive income through May 26, 2022	—	—	—	—	—	—	—	—	1	1	—	1
Business Combination: Reverse recapitalization on May 26, 2022	(982,800)	—	7,574,271	1	48,565,824	5	—	(113,628)	—	(113,622)	—	(113,622)
Business Combination: Noncontrolling interest on May 26, 2022	—	—	—	—	—	—	—	3,619	34	3,653	(3,653)	—
Business Combination: Capitalized transaction costs	—	—	—	—	—	—	—	(12,282)	—	(12,282)	—	(12,282)
Net loss after May 26, 2022	—	—	—	—	—	—	—	(969)	—	(969)	(6,850)	(7,819)
Other comprehensive loss after May 26, 2022	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	—	—	—	—	—	82,180	—	82,180	—	82,180
Settlement of phantom equity rights	—	—	—	—	—	—	—	(7,250)	—	(7,250)	—	(7,250)
Vesting of RSUs	—	—	1,950,557	—	—	—	—	(424)	—	(424)	—	(424)
Issuance of shares under SEPA	—	—	130,559	—	—	—	—	561	—	561	—	561

Balance at December 31, 2022	—	$-	9,655,387	$1	48,565,824	$5	$—	$(44,460)	$(5)	$(44,459)	$(13,815)	$(58,274)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

								Total
							Accumulated	Stockholders’
					Additional		Other	Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	biote Corp.	Interest	Deficit
Balance at December 31, 2022	9,655,387	$1	48,565,824	$5	$—	$(44,460)	$(5)	$(44,459)	$(13,815)	$(58,274)

Distributions	—	—	—	—	—	—	—	—	(8,694)	(8,694)
Net income (loss)	—	—	—	—	—	3,316	—	3,316	(6,121)	(2,805)
Other comprehensive income	—	—	—	—	—	—	9	9	10	19
Share-based compensation	—	—	—	—	—	9,057	—	9,057	—	9,057
Vesting of RSUs	1,250,512	—	—	—	—	(3,928)	(6)	(3,934)	3,934	—
Issuance of stock under purchase plans	33,704					(23)	—	(23)	167	144
Settlement of warrants	3,088,473	—	—	—	—	15,986	(1)	15,985	1,530	17,515
Exercise of stock options	105,049	—	—	—	—	2,043	(3)	2,040	(1,620)	420
Litigation settlement	375,000	—	—	—	—	1,199	—	1,199	—	1,199
Exchanges of Class V voting stock	19,746,758	2	(19,746,758)	(2)	—	(17,455)	(6)	(17,461)	17,460	(1)
TRA liability	—	—	—	—	—	4,874	—	4,874	—	4,874

Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$(29,397)	$(7,149)	$(36,546)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities
Net income (loss)	$(2,805)	$1,324
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,994	2,199
Bad debt expense (recoveries)	663	(155)
Amortization of debt issuance costs	794	589
Write-off of capitalized software	313	—
(Benefit from) provision for obsolete inventory	(26)	140
Non-cash lease expense	499	240
Shares issued in settlement of litigation	1,199	—
Non-cash sponsor share transfers	—	7,216
Non-cash fees under SEPA	—	119
Share-based compensation expense	9,057	82,180
(Gain) loss from change in fair value of warrant liability	13,411	(5,127)
(Gain) loss from change in fair value of earnout liability	8,990	(61,770)
Loss from extinguishment of debt	—	445
Deferred income taxes	721	(743)
Changes in operating assets and liabilities:
Accounts receivable	(505)	(1,562)
Inventory	(6,098)	(1,708)
Other current assets	(5,418)	(2,284)
Accounts payable	(165)	416
Deferred revenue	1,433	384
Accrued expenses	2,223	(30,841)
Operating lease liabilities	(397)	(219)
Net cash provided by (used in) operating activities	26,883	(9,157)
Investing Activities
Purchases of property and equipment	(359)	(333)
Purchases of capitalized software	(2,354)	(1,505)
Net cash used in investing activities	(2,713)	(1,838)
Financing Activities
Proceeds from the business combination	—	12,282
Principal repayments on term loan	(6,250)	(4,375)
Borrowings on term loan	—	125,000
Extinguishment of Bank of America term loan	—	(36,250)
Debt issuance costs	—	(4,036)
Settlement of phantom equity rights	—	(7,250)
Settlement of RSUs	—	(424)
Proceeds from exercise of stock options	420	—
Issuance of stock under purchase plan	144	—
Distributions	(8,694)	(12,886)
Capitalized transaction costs	—	(8,341)
Proceeds from issuance of shares under SEPA	—	442
SEPA transaction costs	—	(702)
Net cash provided by (used in) financing activities	(14,380)	63,460
Effect of exchange rate changes on cash and cash equivalents	(19)	—
Net increase in cash and cash equivalents	9,771	52,465
Cash and cash equivalents at beginning of period	79,231	26,766
Cash and cash equivalents at end of period	$89,002	$79,231
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,476	$4,426
Cash paid for income taxes	$4,426	$282
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$208	$49
Non-cash SEPA transaction costs	$—	$119

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the consolidated financial statements separate from the parent entity’s equity. The net income attributable to noncontrolling interest is included in net income in the consolidated statements of income (loss) and comprehensive income (loss).

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

Following the Closing of the Business Combination, the Company was organized in an umbrella partnership - C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and its subsidiaries, and Biote’s only material direct asset consists of equity interests in Holdings. The consolidated financial statements of Holdings and its subsidiaries have been determined to be the predecessor for accounting and reporting purposes for the period prior to the Business Combination.

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

Reclassification—The Company reclassified interest income from other income (expense) to interest expense, net in its consolidated statement of income (loss) and comprehensive income (loss) for the year ended December 31, 2022 to conform with the current year presentation. This reclassification had no impact on net income for the year ended December 31, 2022.

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

Cash—As of December 31, 2023 and 2022, cash consisted primarily of checking and savings deposits. The Company maintains deposits primarily with two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable is recorded net of allowances for doubtful accounts. Accounts receivable consist primarily of invoiced amounts to clinics that are not yet paid. The Company maintains an allowance for doubtful accounts and uses the roll-rate method to estimate current expected credit losses for its accounts receivable population. Balances still outstanding after management has exhausted all reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Bad debt expense is classified in selling, general, and administrative expense within the consolidated statements of income (loss) and comprehensive income (loss). The Company generally does not require any security or collateral to support its receivables. The following table presents a rollforward of the allowance for doubtful accounts:

(in thousands)
As of December 31, 2021	$(1,406)
Provisions charged to operating results	155
Account write-off and recoveries	277
As of December 31, 2022	$(974)

As of December 31, 2022	$(974)
Provisions charged to operating results	(663)
Account write-off and recoveries	758
As of December 31, 2023	$(879)

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

Other Current Assets—Total other current assets consisted of the following:

	December 31,
(in thousands)	2023	2022
Prepaid expenses	$3,914	$2,939
Advances	3,638	877
Income tax receivable	1,365	—
Other assets	308	—
Total other current assets	$9,225	$3,816

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned on the Company’s money market account and its now matured short-term investment.

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

See Note 6 for further details.

Capitalized Software, Net—Capitalization of costs related to internally developed software begins when the preliminary project stage is completed and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to five years. Capitalized software is included within capitalized software, net on the consolidated balance sheet. See Note 7 for further details.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment and capitalized software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded during the years ended December 31, 2023 and 2022.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected, as allowed under Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable. As of December 31, 2023 and 2022, the Company did not have any financing leases.

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

As the rates implicit in the Company’s leases have not historically been readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate the Company would incur to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment over the lease term. To estimate the incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

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

Interest and penalties related to unrecognized tax benefits are included in income tax expense on the consolidated statements of income (loss) and comprehensive income (loss).
As of December 31, 2023 and 2022, no accrued interest or penalties are included in the consolidated balance sheets.

Debt Issuance Costs—The Company accounts for costs incurred in connection with the issuance of long-term debt as a direct reduction of the debt. These costs are amortized over the life of the associated debt, using the effective interest method, and are included as a component of interest expense, net on the Company’s consolidated statements of income (loss) and comprehensive income (loss).

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

Earnout Liability—The Company’s earnout liability is valued using a Monte-Carlo simulation in order to simulate the future path of its stock price over the earnout period. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the liability’s estimate value. The significant assumptions used in the valuation include the Company’s stock price, volatility and the drift rate. See Note 11 for further detail.

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

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the year ended December 31, 2023, no Class A common stock was purchased under the SEPA. During the year ended December 31, 2022, the Company sold 105,559 shares to Yorkville under the SEPA for cash proceeds of $0.4 million.

Noncontrolling Interest—Pursuant to the Business Combination, as described in Note 3, the Company is organized in an Up-C structure with the Company owning only a portion of its consolidated subsidiaries. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as noncontrolling interest in the consolidated financial statements. The noncontrolling interests, together with their corresponding shares of Class V voting stock, can be exchanged for Class A common stock in Biote or, at the election of the Company, cash. Because redemptions for cash are solely within the control of the Company, noncontrolling interest is presented in permanent equity.

Revenue Recognition—The Company accounts for revenue in accordance with FASB, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, (Topic 606). Revenue is measured based on the consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue.

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

Disposable Trocars

Disposable Trocars are surgical instruments intended for use by Biote-certified practitioners. These instruments are used to implant the bioidentical hormone pellets into the customers’ patients. The Company recognizes revenue at the time control transfers, which is generally the point of shipment from the distributor. Products are billed at the standalone selling price for the trocars and invoiced at shipment.

Revenue disaggregated by the nature of the product or service and by geography is included within Note 4: Revenue Recognition.

As of the years ended December 31, 2023 and 2022, the Company allocated $0.2 million and $0.1 million respectively, of consideration to the unsatisfied initial training obligations, and $2.5 million and $1.7 million, respectively, of consideration to the unsatisfied contract-term service obligations provided to the Biote Method customers.

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue on the consolidated balance sheets and is expected to be recognized as revenue within one year, as the training is complete. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively. As of the years ended December 31, 2023 and 2022 the amount of consideration allocated to contract-term services presented within deferred revenue was $1.6 million and $1.0 million, respectively, and the amount presented within deferred revenue, net of current portion was $0.9 million and $0.6 million, respectively.

The Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively. As of the years ended December 31, 2023 and 2022 the amount of these premiums within deferred revenue was $0.9 million and $0.8 million, respectively, and the amount within deferred revenue, net of current portion was $0.4 million and $0.3 million, respectively.

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

Contract Assets and Liabilities

Customer receivables are made up of consideration to which the Company has an unconditional right to payment, regardless of whether the Company has satisfied the performance obligations in the contract. All customer receivables are presented within accounts receivable, net in the consolidated balance sheets.

Contract assets are the Company’s right to consideration for goods or services that the entity has transferred to the customer when that right is conditioned on something other than the passage of time. As of December 31, 2023 and 2022 the Company did not have any contract assets.

Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or has an unconditional right to receive consideration. The Company’s contract liabilities include deposits for initial training and contract-term services paid in advance which have not been recognized as revenue during the period. Contract liabilities are presented within deferred revenue and deferred revenue, net of current portion in the consolidated balance sheets. Contract liabilities are classified as current liabilities for the amount of revenue that the Company expects to recognize within one year of the reporting date.

Changes in contract liabilities between each period are attributable to fees paid by new customers, revenue recognized for completed training, and revenue recognized for the Company’s over-time satisfaction of contract-term services.

The Company does not have a history of material returns or refunds, and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue. For the year ended December 31, 2023, the Company had returns of $0.2 million. For the year ended December 31, 2022, returns were not material.

A reconciliation of the beginning and ending contract liabilities is included within Note 4: Revenue Recognition.

Cost of Revenue—Cost of services primarily consist of the costs incurred to deliver training to Biote Method customers. Cost of products includes the cost of pellets purchased from compounding pharmacies and sold to customers of the Biote Method, the cost of trocars and dietary supplements purchased from manufacturing facilities or third-party co-packers, and the shipping and handling costs incurred to deliver these products to the customers.

Advertising—Advertising expenses include costs incurred to market the Company’s products through digital and traditional marketing channels, such as on third-party websites, television and print media. Advertising expenses also include costs related to certain marketing events and public relations and marketing agency fees. Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

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

Defined Contribution Retirement Plan—Effective January 1, 2021, the Company offers participation in the BioTE Medical, LLC 401(k) Plan (the “401(k) Plan”), a defined contribution plan providing retirement benefits to eligible employees. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the IRS. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible compensation. Safe harbor contributions vest immediately for each participant.

The Company made safe harbor contributions under the 401(k) Plan of $0.8 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively. Safe harbor contributions are presented within selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

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

Commissions—Commissions consist primarily of fees paid to a third-party sales force, internal sales force, and partner clinics which participate in the Company’s new clinic mentor program. Commissions paid to the Company’s internal and third-party sales forces relate to market support and development activities undertaken to drive channel sales through existing customers and are not considered incremental costs to obtain a customer contract. For the years ended December 31, 2023 and 2022 expenses incurred for these commission programs were $6.0 million and $0.1 million, respectively.

Commissions paid to clinics under the Company’s mentorship program represent amounts paid to existing clinics which provide services to help new customers complete onboarding and other startup activities and are only incurred after contract initiation. These costs are expensed as incurred, consistent with other contract fulfillment costs. For the years ended December 31, 2023 and 2022 commissions paid under this program were $0.4 million and $1.1 million, respectively.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of December 31, 2023 and 2022, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from four vendors totaled 77.8% for the year ended December 31, 2023. Inventory purchases from three vendors totaled 87% for the year ended December 31, 2022. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the years ended December 31, 2023 and 2022. The Company did not have any customers that accounted for more than 10% of its outstanding gross accounts receivable as of December 31, 2023 and 2022.

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

Also at Closing, (x) in exchange for the Holdings Units, Haymaker transferred cash in an amount equal to (i) the cash in the trust account and any cash held by Haymaker outside of the trust account, less (ii) the amounts required by the redemptions of Class A common stock by the public stockholders, which was equal to $305.5 million and (y) the BioTE Companies received aggregate proceeds of $125.0 million from the Debt Financing (as defined below) (the aggregate amounts described in (x) and (y) of $137.3 million, the “Closing Date Cash”) in accordance with and in the priority set forth in the Business Combination Agreement and as described further in the Proxy Statement. There was no cash consideration paid to Members at Closing.

Recapitalization

Prior to consummation of the Business Combination, the Company’s capital structure included voting units (Class A), non-voting units (Class AA and AAA), and non-voting incentive units (Class AAAA), with no limit to the number of units that may be issued. Class A units had 100% of the voting rights, and there was no par value assigned to any of the classes of units.

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

The TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, (ii) certain changes of control occur (as described in the TRA), (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the TRA by the applicable final payment date, which non-payment continues for 30 days following such final payment date or (iv) the Company materially breaches any of its material obligations under the TRA, which breach continues without cure for 30 days following receipt by the Company of written notice thereof (unless, in the case of clauses (iii) and (iv), certain liquidity exceptions apply) the Company’s obligations under the TRA will accelerate and the Company will be required to make a lump-sum cash payment to the applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to the Company’s future taxable income. As of December 31, 2023 units exchanged under the TRA generated a deferred tax asset of $23.8 million and a liability under the TRA of $18.9 million. As of December 31, 2022, no units were exchanged under the TRA.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Pellet procedures	$140,991	$128,952
Dietary supplements	38,090	32,412
Disposable trocars	3,320	1,698
Shipping fees	172	71
Product revenue	182,573	163,133

Training	1,170	973
Contract-term services	920	851
Other	697	—
Service revenue	2,787	1,824
Total revenue	$185,360	$164,957

Revenue recognized by geographic region was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
United States	$181,838	$162,742
All other	735	391
Product revenue	182,573	163,133

United States	2,787	1,781
All other	—	43
Service revenue	2,787	1,824
Total revenue	$185,360	$164,957

Significant changes in contract liability balances were as follows:

	December 31,
	2023		2022
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,972)	$—	$(1,710)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,961	1,116	1,342	760
Transfers between current and non-current liabilities due to the expected revenue recognition period	464	(464)	460	(460)
Total increase in contract liabilities	$453	$652	$92	$300

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

Consideration allocated to performance obligations are as follows:

	December 31,
(in thousands)	2023	2022
Unsatisfied training obligations – Current	$151	$104
Unsatisfied contract-term services – Current	1,583	1,028
Unsatisfied contract-term services – Long-term	935	627
Total allocated to unsatisfied contract-term services	2,518	1,655
Unsatisfied pellet procedures – Current	940	833
Unsatisfied pellet procedures – Long-term	387	299
Total allocated to unsatisfied pellet procedures	1,327	1,132
Unsatisfied dietary supplements – Current	328	—
Total deferred revenue – Current	$3,002	$1,965
Total deferred revenue – Long-term	$1,322	$926

5.
INVENTORY, NET

The components of inventory, net were as follows:

	December 31,
(in thousands)	2023	2022
Product inventory – Pellets	$7,200	$6,213
Less: Obsolete and expired pellet allowance	(1,272)	(1,298)
Pellet inventory, net	5,928	4,915
Product inventory – Dietary supplements	11,394	6,283
Less: Obsolete and expired dietary supplement allowance	(15)	(15)
Dietary supplement inventory, net	11,379	6,268
Inventory, net	$17,307	$11,183

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Trocars	$4,644	$4,645
Leasehold improvements	1,506	1,028
Office equipment	253	238
Computer software	140	140
Furniture and fixtures	181	161
Computer equipment	108	102
Property and equipment	6,832	6,314
Less: Accumulated depreciation	(5,614)	(4,810)
Property and equipment, net	$1,218	$1,504

Total depreciation expense related to property and equipment was $0.8 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Total depreciation expense was included in Selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consists of the following:

	December 31,
(in thousands)	2023	2022
Website costs	$6,653	$4,142
Development in process	2,856	3,277
Less: Accumulated amortization	(4,536)	(2,346)
Capitalized software, net	$4,973	$5,073

Total amortization expense for capitalized software was $2.2 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Total amortization expense was included in Selling, general and administrative expense in the consolidated statements of income (loss)and comprehensive income (loss).

8.
ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
(in thousands)	2023	2022
Accrued professional fees	$561	$354
Accrued employee-related costs	6,068	4,221
Income tax payable	17	1,050
Other	1,851	649
Accrued expenses	$8,497	$6,274

9.
LONG-TERM DEBT

Bank of America Term Loan

In May 2019, the Company entered into a credit arrangement (the “Bank of America Credit Agreement”) for a term loan of $50.0 million (the “Bank of America Term Loan”), which bore an interest rate quoted as LIBOR + 300 Basis Points.

The Bank of America Credit Agreement also included a line of credit arrangement, under which the Company could borrow up to $10.0 million. The line was set to expire in May of 2024 and was secured by all assets of the Company. The Company did not draw on the line of credit during the year ended December 31, 2022.

In connection with obtaining the Bank of America Credit Agreement in May of 2019, the Company incurred lender’s fees and related attorney’s fees of $1.1 million. The Company capitalized these costs and was amortizing these to interest expense over the maturity of the Bank of America Term Loan. Amortization expense related to the debt issuance costs on the Bank of America Credit Agreement was $0.09 million for the year ended December 31, 2022. At the Closing Date, the remaining unamortized Bank of America debt issuance costs of $0.4 million were written off as a loss from extinguishment of debt in the Company’s consolidated statements of income (loss) and comprehensive income (loss) upon extinguishment of the Bank of America Credit Agreement.

In connection with the Business Combination, the Company entered into a new loan agreement as described below. A portion of the funds obtained from the new agreement were used to repay the Bank of America Term Loan in full.

Truist Term Loan

On the Closing Date, the Company entered into a new loan agreement with Truist Bank (the “Credit Agreement” and with respect to the term loan within, the “Term Loan”) for $125.0 million. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At December 31, 2023, the interest rate charged to the Company was approximately 8.00%. The Term Loam requires principal payments of approximately $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of December 31, 2023, the outstanding principal on the Term Loan was $115.6 million.

Pursuant to the Credit Agreement, BioTE Medical may borrow under the “Revolving Loans” from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during the year ended December 31, 2023.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. In addition, the Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.25:1.00, with respect to the fiscal quarter ending September 30, 2022 through and including the fiscal quarter ending March 31, 2023, (ii) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (iii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information including, but not limited to, a budget for the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to timely deliver a budget for the fiscal year ending December 31, 2023, resulting in an event of default as of June 30, 2023. On July 27, 2023, the lender waived the event of default and also agreed that the Company will not be required to deliver a budget for the fiscal year ending December 31, 2023. As of December 31, 2023, the Company was in compliance with all required covenants associated with the Credit Agreement.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of approximately $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the consolidated balance sheet net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.8 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

The total amortization of debt issuance costs, inclusive of those related to both the Bank of America Credit Agreement and the Credit Agreement, was $0.8 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Long-term debt was as follows:

	December 31,
(in thousands)	2023	2022
Term loan	$115,625	$121,875
Less: Current portion	$(6,250)	(6,250)
	$109,375	$115,625
Less: Unamortized debt issuance costs	$(2,745)	(3,539)
Term loan, net of current portion	$106,630	$112,086

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

Year Ended December 31,	(in thousands)
2024	6,250
2025	6,250
2026	6,250
2027	96,875
$115,625

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

If the shares issuable upon exercise of the warrants were not registered under the Securities Act within 60 business days following the Business Combination, the Company would have been required to permit holders to exercise their warrants on a cashless basis. However, no warrant was exercisable for cash or on a cashless basis, and the Company was not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise was registered or qualified under the securities laws of the state of the exercising holder, unless an exemption was available. In the event that the conditions in the immediately preceding sentence were not satisfied with respect to a warrant, the holder of such warrant would not be entitled to exercise such warrant and such warrant would have no value and expire worthless. In no event was the Company be required to net cash settle any warrant. In the event that a registration statement was not effective for the exercised warrants, the purchaser of a unit containing such warrant would have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Business Combination, the Company would use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company would use its reasonable best efforts to cause the same to become effective within 60 business days following the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock was at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfied the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company would, at its option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, the Company would not be required to file or maintain in effect a registration statement, but the Company would be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A share equals or exceeds $18.00

Once the warrants become exercisable, the Company may call the warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption (which the Company refers to as the 30-day redemption period) to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
•
if, and only if, the closing price of shares of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Company’s Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

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

The Company’s Public Warrants were treated as liabilities and recorded at fair value in the Warrant liability line of the consolidated balance sheet. Any changes in fair value were recorded in the changes in fair value of warrants line of the consolidated statements of income (loss) and comprehensive income (loss). Please see Note 12 for further detail. No Public Warrants were redeemed as of December 31, 2022.

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

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or saleable until 30 days after the completion of the Business Combination and they were not redeemable so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants had terms and provisions that were identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants were held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants would be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

The warrant liabilities were subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities were adjusted to current fair value, with the change in fair value recognized in the Company’s consolidated statements of income (loss) and comprehensive income (loss). The Company reassessed the classification at each balance sheet date. If the classification changed as a result of events during the period, the warrants would have been reclassified as of the date of the event that caused the reclassification. No such events requiring a change in classification of the warrants had occurred through December 31, 2023.

The Company’s Private Placement Warrants were treated as liabilities and recorded at fair value in the Warrant liability line of the balance sheets. Any changes in fair value were recorded in the changes in fair value of warrants line of the consolidated statements of income (loss) and comprehensive income (loss). Please see Note 12 for further detail.

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

The Company classified the earnout shares as a liability in its consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the consolidated statements of income (loss) and comprehensive income (loss). See Note 12 for further detail.

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$—	$—	$—	$—
Private Placement Warrants	—	—	—	—
Earnout liability	—	—	41,100	41,100

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$2,381	$—	$—	$2,381
Private Placement Warrants	—	—	1,723	1,723
Earnout liability	—	—	32,110	32,110

There were no movements between levels during the years ended December 31, 2023 and 2022.

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

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability:

	As of
	December 31, 2023	December 31, 2022
Stock price	$4.94	$3.73
Risk-free rate	4.0%	4.1%
Volatility	65.0%	70.0%
Term (in years)	3.9	4.4

Changes in fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Private Placement Warrants	Earnout Liability	Total
Fair value as of December 31, 2022	$1,723	$32,110	$33,833
Loss from change in fair value	4,863	8,990	13,853
Settlement	(6,586)	—	(6,586)
Fair value as of December 31, 2023	$—	$41,100	$41,100

13.
NONCONTROLLING INTEREST

In connection with the Closing of the Business Combination on the Closing Date, certain Members of Holdings (the “Minority Interest Holders”) retained an approximately 86.5% membership interest in Holdings and Biote received an approximately 13.5% ownership interest in Holdings. As a result of share issuances subsequent to the Closing of the Business Combination, Biote’s ownership of Holdings, was 54.31% as of December 31, 2023. The Minority Interest Holders may from time to time, after the Closing Date, exchange with Biote, such holders’ units in Holdings for an equal number of shares of Biote’s Class A common stock. As a result, Biote’s ownership interest in Holdings will continue to increase. The Minority Interest Holders’ ownership interests are accounted for as noncontrolling interests in the Company’s consolidated financial statements.

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

Incentive Units

Holdings previously issued incentive units, which entitled the holder to participate in the net transaction proceeds from a change in control or qualifying liquidity event. Incentive units equivalent to 987,275 shares of Class V voting stock were vested as of December 31, 2021, and the Closing of the Business Combination in 2022 triggered the vesting of the remaining incentive units equivalent to 6,356,178 shares of Class V voting stock. No compensation cost was recognized historically until the Closing of the Business Combination, and $50.0 million of share-based compensation expense was recognized at Closing related to the incentive units. As of December 31, 2023, there are no incentive units outstanding.

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

Since the Closing of the Business Combination, the Company continues to grant RSUs to certain employees under the 2022 Equity Incentive Plan adopted on May 26, 2022. New RSUs issued are valued at the Company’s stock price on the date of grant. The following table summarizes RSU activity during the year ended December 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2021	3,887,750	$8.85
Granted	85,040	$4.00
Forfeited	(296,250)	$8.71
Vested	(2,053,700)	$8.24
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(1,250,512)	$9.73
RSUs outstanding at December 31, 2023	414,566	$8.08

The Company recognized share-based compensation expense of $3.6 million and $26.6 million during the years ended December 31, 2023 and 2022, respectively, related to RSUs. As of December 31, 2023, there was $0.4 million of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 0.39 years.

Stock Options

Subsequent to the Closing of the Business Combination, the Company began to grant stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan adopted on May 26, 2022. The following table summarizes stock option activity during the year ended December 31, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2021	—	$—	—
Granted	5,165,328	$3.86
Exercised	(122,700)	$3.73
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	4,286,005	$5.60
Exercised	(105,049)	$4.00
Forfeited	(1,081,868)	$4.69
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Options exercisable at December 31, 2023	285,459	$4.06	6.5

The Company recognized share-based compensation expense of $5.4 million and $1.2 million during the years ended December 31, 2023 and 2022, respectively, related to stock options. As of December 31, 2023, there was $16.7 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.97 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2023 were as follows:

Expected term (in years)	6.0
Volatility	66.4%
Risk-free rate	3.6%
Dividend yield	0.0%

Stock Purchase Plan

On May 26, 2022, the Company’s Board of Directors approved the 2022 Employee Stock Purchase Plan (the “ESPP”). The Company’s ESPP has a six-month offering period and a 15% purchase discount based on market prices on specified dates for 2023. The maximum number of shares of the Company’s common stock that may be issued under the ESPP shall not exceed 797,724 shares of the Company’s common stock (the “Initial Share Reserve”), plus the number of shares of the Company’s common stock that may be added to the ESPP annually each year for a period of up to 10 years. Additional shares added to the ESPP on an annual basis is equal to the lesser of 1% of the total number of shares of the Company’s capital stock on December 31st of the preceding calendar year and the Initial Share Reserve.

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

Full time employees who had been employed by the Company for at least one year were eligible to begin participating in the ESPP on May 15, 2023. The Company recognized share-based compensation expense of $0.08 million for the year ended December 31, 2023 related to the ESPP. As of December 31, 2023, 33,704 shares had been purchased under the ESPP.

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

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Year Ended December 31,
	2023	2022
Fixed lease expense	$429	$278
Total lease cost	$429	$278

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$324	$257
Right-of-use assets obtained in exchange for new operating lease liabilities	$324	$1,936

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	December 31,
(in thousands)	2023	2022
Lease assets
Operating lease right-of-use assets	$1,877	$2,052
Total lease assets	$1,877	$2,052

Lease liabilities
Current:
Operating lease liabilities	$311	$165
Non-current:
Operating lease liabilities	1,680	1,927
Total lease liabilities	$1,991	$2,092

Weighted-average remaining lease term — operating leases (years)	4.92	5.92
Weighted-average discount rate — operating leases	8.31%	8.48%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the Company’s total lease obligation:

As of December 31,	(in thousands)
2024	462
2025	478
2026	494
2027	511
2028	484
Thereafter	—
Total lease payments	2,429
Less: Interest	(438)
Present value of lease liabilities	$1,991

16.
INCOME TAXES

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Domestic	$300	$2,221
Foreign	(423)	(509)
Income before provision for income taxes	$(123)	$1,712

The income tax provision consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Current income tax provision (benefit):
Federal	$1,739	$749
State and Local	205	377
Foreign	17	5
Total current expense (benefit):	1,961	1,131
Deferred income tax provision (benefit):
Federal	711	(714)
State and Local	10	(29)
Foreign	—	—
Total deferred expense (benefit):	721	(743)
Total income tax provision (benefit)	$2,682	$388

A reconciliation of the federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Statutory federal income tax rate	(55)	359
State taxes, net of federal benefit	179	311
Nontaxable partnership income	2,524	(707)
Return to provision	(17)	-
Foreign rate differential	(36)	(46)
Change in valuation allowance	87	471
	2,682	388

The Company’s significant rate reconciliation items are driven primarily by state taxes, permanent differences associated with Holdings’ flowthrough income and the recognition of a valuation allowance.

The Company’s net deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Outside basis difference in partnership	$23,974	$1,173
Net operating loss carryforwards	528	164
Intangibles	910	978
Total deferred tax assets	$25,412	$2,315
Valuation allowance	(528)	(477)
Deferred tax assets, net of allowance	$24,884	$1,838

As of December 31, 2023, the Company had a foreign net operating loss of $1.8 million, which begins to expire in 2032.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2022, the Company had not recorded any uncertain tax positions in its financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2020, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

17.
NET LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share is based on net loss attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding, each for the period subsequent to the consummation of the Business Combination. The following table sets forth the computation of net loss per common share:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$3,316	$(969)
Denominator:
Weighted average shares outstanding - basic	25,709,343	8,059,371
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	25,709,343	8,059,371
Net income (loss) per common share
Basic	$0.13	$(0.12)
Diluted	$0.13	$(0.12)

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

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Year Ended December 31,
	2023	2022
RSUs	414,566	1,622,840
Stock Options	8,141,716	5,042,628
Class V Voting Stock	28,819,066	48,565,824
Public Warrants	—	7,937,466
Private Placement Warrants	—	5,566,666
Earnout Voting Shares	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	48,962,848	80,322,924

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

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas (the “Donovitz Dallas Action”),generally alleging fraud, fraudulent inducement, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “Donovitz Claims”). Donovitz subsequently dismissed without prejudice the Donovitz Claims brought in the Donovitz Dallas Action, and the Court entered an order of dismissal without prejudice on March 28, 2023.

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

The Company sought recovery of its attorneys’ fees against Donovitz in a jury trial that began on October 30, 2023. On November 2, 2023, the jury returned a verdict awarding the Company $4.7 million plus the potential for an additional $0.2 million for future fees, which constituted all of the attorneys’ fees that the Company had sought against Donovitz in the Biote Dallas Action.

On November 16, 2023, Donovitz, as trustee for the Gary S. Donovitz 2012 Irrevocable Trust, together with Biote Management, LLC, sued Biote Holdings, LLC and BioTE Medical, LLC in the Delaware Court of Chancery. Donovitz sought inspection of the books and records of Biote Holdings, LLC. The parties stipulated to dismissal of BioTE Medical, LLC and agreed to stay the case pending completion of the parties’ scheduled mediation.

On February 13, 2024, the Company and Donovitz, through mediation, executed a binding settlement term sheet to resolve all remaining outstanding litigation with Donovitz. Pursuant to the settlement term sheet, the Company and other parties thereto have agreed to prepare and enter into a definitive settlement agreement, which will supersede the settlement term sheet and substantially incorporate the terms thereof. Pursuant to the settlement term sheet, the Company will repurchase all of the Class A common units of Biote Holdings, LLC, the Class V common stock of Biote and the Class A common stock of the Company, currently beneficially owned by Donovitz for approximately $76.9 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on the date the definitive settlement agreement is signed. In addition, the Company and Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the Donovitz Litigation, (ii) the termination of the founder advisory agreement, dated as of May 18, 2022, by and between Donovitz and BioTE Medical, LLC, (iii) two year non-compete and non-solicitation agreements for Donovitz and (iv) the negotiation of and entry into a voting agreement with customary terms acceptable to the Company.

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

19.
RELATED-PARTY TRANSACTIONS

The Company utilized a professional services firm to perform accounting and tax services for the Company until June 30, 2022. Trusts whose beneficiaries are the children of a partner of the firm hold shares of the Company’s Class V voting stock. The Company did not pay any fees to the firm during the year ended December 31, 2023. Fees paid to the firm were $0.03 million during the year ended December 31, 2022. Additionally, there were no amounts due to the firm as of December 31, 2023 and 2022.

A former employee of the Company is the beneficiary of a trust which holds shares of the Company’s Class V voting stock, as well as being the child of the Company’s founder who beneficially owns shares of the Company’s Class V voting stock. The employment relationship with this employee was terminated in June 2022. The Company did not pay any compensation to this former employee during the year ended December 31, 2023. Compensation paid to this former employee was $0.1 million for the year ended December 31, 2022. Additionally, there were no amounts due to this former employee as of December 31, 2023 and 2022

In addition to their previous employment by the Company, the above referenced former employee also owns a clinic which was a customer of the Company until June 2022. The Company did not recognize any revenue from this customer during the year ended December 31, 2023. Revenues recognized from sales to this customer were $0.5 million for the year ended December 31, 2022. Additionally, there were no amounts due from this customer as of December 31, 2023 and 2022.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $1.4 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. Amounts due to the vendor were $0.1 million and $0.2 million as of December 31, 2023 and 2022, respectively.

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

On May 18, 2022, BioTE Medical entered into an independent contractor agreement with Lani D. Consulting, a company affiliated with Lani Hammonds Donovitz (the “New Independent Contractor Agreement”), the then current wife of the Company’s founder who beneficially owns shares of the Company’s Class V voting stock. Immediately upon the Closing, the New Independent Contractor Agreement replaced the independent contractor agreement dated as of May 3, 2021, between Lani D. Consulting and BioTE Medical. Pursuant to the New Independent Contractor Agreement, Lani D. Consulting provides certain services to BioTE Medical for a period of four years from the Closing, unless terminated earlier pursuant to the terms of the New Independent Contractor Agreement, and will receive an annual fee equal to $0.3 million per year and reimbursement for reasonable and pre-approved business expenses. BioTE Medical terminated the New Independent Contractor Agreement, effective September 9, 2022; therefore, no compensation was paid during the year ended December 31, 2023. During the year ended December 31, 2022, total compensation paid under both the independent contractor agreement dated May 3, 2021 and the New Independent Contractor Agreement was $0.2 million. Additionally, there were no amounts due to this individual as of December 31, 2023 and 2022.

The Company engages the services of its Chief Executive Officer’s brother-in-law, Mr. Andy Thacker, through a consulting firm that is wholly owned by Mr. Thacker. He has been engaged for various projects such as information technology projects and project management. Total compensation paid to the consulting firm under this arrangement was $0.1 million for each of the years ended December 31, 2023 and 2022. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2023, the date of these consolidated financial statements, through March 15, 2024, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements.

Acquisitions

On January 2, 2024, BioTE Medical, LLC executed an asset purchases agreement with Simpatra, LLC for a purchase price totaling $4.5 million for the purchase of certain intellectual property and intellectual property rights.

On January 17, 2024, BioTE Medical LLC entered into a definitive purchase agreement with F.H. Investments Inc. (“Asteria Health”) a privately held 503B manufacturer of compounded bioidentical hormones. The Company expects to close in early 2024.

Share Repurchase Program

On January 24, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $20.0 million its outstanding Class A common stock. The program grants management the authority to repurchase the Company’s Class A common stock in the open market, in privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program is at the discretion of management and depends on a variety of factors, including market conditions, contractual limitations and other considerations. The share repurchase program may be expanded, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares. As of March 11, 2024, the Company repurchased 502,318 shares of its outstanding Class A common stock totaling $2.7 million.