Form 10-Q
period 2024-03-31
biote Corp.
filed 2024-05-10
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 30,320,599 shares of Class A common stock, $0.0001 par value per share, outstanding and 31,715,880 shares of Class V voting stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding biote Corp.’s future results of operations and financial position, industry and business trends, business strategy, plans, market growth and management’s expectations, hopes, beliefs, intentions, or strategies regarding the future.

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
•
our and our customers’ sensitivity to regulatory, economic, environmental and competitive conditions in certain geographic regions;
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC on March 15, 2024, this Quarterly Report and the documents referenced within this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$78,787	$89,002
Accounts receivable, net	8,022	6,809
Inventory, net	18,917	17,307
Other current assets	8,635	9,225
Total current assets	114,361	122,343
Property and equipment, net	2,191	1,218
Capitalized software, net	4,930	4,973
Goodwill	5,525	—
Intangible assets, net	6,015	—
Operating lease right-of-use assets	2,202	1,877
Deferred tax asset	24,884	24,884
Total assets	$160,108	$155,295

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,196	$4,155
Accrued expenses	9,729	8,497
Term loan, current	6,250	6,250
Deferred revenue, current	2,876	3,002
Earnout liabilities, current	600	—
Operating lease liabilities, current	406	311
Total current liabilities	24,057	22,215
Term loan, net of current portion	105,270	106,630
Deferred revenue, net of current portion	1,426	1,322
Operating lease liabilities, net of current portion	1,917	1,680
TRA liability	18,894	18,894
Earnout liabilities, net of current portion	53,444	41,100
Total liabilities	205,008	191,841
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 35,651,732, and 35,842,383 shares issued, 34,064,232 and 34,254,883 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 38,819,066 and 38,819,066 shares issued, 28,819,066 and 28,819,066 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	—	—
Accumulated deficit	(31,303)	(29,391)
Accumulated other comprehensive loss	(14)	(12)
Treasury stock, at cost	(4,088)	—
biote Corp.’s stockholders’ deficit	(35,399)	(29,397)
Noncontrolling interest	(9,501)	(7,149)
Total stockholders’ deficit	(44,900)	(36,546)
Total liabilities and stockholders’ deficit	$160,108	$155,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$46,035	$44,155
Service revenue	769	688
Total revenue	46,804	44,843
Cost of revenue
Cost of products	12,802	13,027
Cost of services	565	850
Cost of revenue	13,367	13,877
Selling, general and administrative	23,010	23,085
Income from operations	10,427	7,881
Other income (expense), net:
Interest expense, net	(1,660)	(1,646)
Loss from change in fair value of warrant liability	—	(1,618)
Loss from change in fair value of earnout liability	(12,089)	(25,410)
Other income (expense)	(2)	(7)
Total other income (expense), net	(13,751)	(28,681)
Loss before provision for income taxes	(3,324)	(20,800)
Income tax expense	2,486	630
Net Loss	(5,810)	(21,430)
Less: Net loss attributable to noncontrolling interest	(3,740)	(14,625)
Net loss attributable to biote Corp. stockholders	$(2,070)	$(6,805)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	—
Other comprehensive income (loss)	(1)	—
Comprehensive income (loss)	$(5,811)	$(21,430)

Net loss per common share
Basic	$(0.06)	$(0.39)
Diluted	$(0.06)	$(0.39)
Weighted average common shares outstanding
Basic	34,621,166	17,585,045
Diluted	34,621,166	17,585,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(2,112)	(2,112)
Net loss	—	—	—	—	—	(2,070)	—	—	(2,070)	(3,740)	(5,810)
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)	(3)	(5)
Share-based compensation	—	—	—	—	—	1,763	—	—	1,763	—	1,763
Vesting of RSUs	177,843	—	—	—	—	(155)	—	—	(155)	155	—
Exercise of stock options	80,598	—	—	—	—	(1,831)	—	—	(1,831)	2,155	324
Common stock repurchased	(740,921)	—	—	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Shares issued in connection with acquisition	291,829	—	—	—	—	381	—	—	381	1,193	1,574

Balance at March 31, 2024	34,064,232	$3	28,819,066	$3	$—	$(31,303)	$(14)	$(4,088)	$(35,399)	$(9,501)	$(44,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(5,810)	$(21,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	750	538
Bad debt expense	161	30
Amortization of debt issuance costs	202	195
Provision for obsolete inventory	70	—
Non-cash lease expense	80	69
Shares issued in settlement of litigation	—	1,199
Share-based compensation expense	1,763	2,170
(Gain) loss from change in fair value of warrant liability	—	1,618
Loss from change in fair value of earnout liability	12,089	25,410
Deferred income taxes	—	103
Changes in operating assets and liabilities:
Accounts receivable	(1,329)	(728)
Inventory	75	1,560
Other current assets	619	1,238
Accounts payable	(109)	857
Deferred revenue	(22)	205
Accrued expenses	(1,094)	(22)
Operating lease liabilities	(73)	(20)
Net cash provided by operating activities	7,372	12,992
Investing Activities
Purchases of property and equipment	(704)	(62)
Purchases of capitalized software	(350)	(318)
Acquisitions, net of cash acquired	(11,122)	—
Net cash used in investing activities	(12,176)	(380)
Financing Activities
Repurchases of common stock	(4,088)	—
Principal repayments on term loan	(1,562)	(1,562)
Proceeds from exercise of stock options	324	420
Distributions	(83)	(3,093)
Net cash used in financing activities	(5,409)	(4,235)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	(10,215)	8,377
Cash and cash equivalents at beginning of period	89,002	79,231
Cash and cash equivalents at end of period	$78,787	$87,608
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,230	$2,230
Cash paid for income taxes	$2	$2,232
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$85	$94
Shares issued to acquire Simpatra	$1,574	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On May 26, 2022 (the “Closing Date”), BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries, the “BioTE Companies,” and as to its members, the “Members”) completed a series of transactions (the “Business Combination”) with Haymaker Acquisition Corp. III (“Haymaker”), Haymaker Sponsor III LLC (the “Sponsor”), BioTE Management, LLC, Dr. Gary S. Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the Members’ representative (in such capacity, the “Members’ Representative”) pursuant to the business combination agreement (the “Business Combination Agreement”) dated December 13, 2021 (the “Closing”). As a result of the Business Combination, Haymaker was renamed “biote Corp.”

Basis of Presentation—The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures normally included in the annual consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company reclassified interest income from other income (expense) to interest expense, net in its unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2023, to conform with the current year presentation. This reclassification had no impact on net loss for the three months ended March 31, 2023.

Unaudited Interim Financial Information—In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The unaudited condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the 2023 Form 10-K.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The selected significant accounting policies below include those that were added or modified during the three months ended March 31, 2024, as a result of the adoption of new accounting policies, and should be read in conjunction with the Company’s 2023 Form 10-K.

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

The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the entire year.

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has, historically, had one business activity and there were no segment managers who were held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Due to the acquisition of a privately held 503B manufacturer of compounded bioidentical hormones on March 18, 2024, the Company evaluated the guidance set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), and concluded that the results of operations for the period between the acquisition date and March 31, 2024 related to this acquisition were not material to the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 for purposes of segmentation. The Company expects to evaluate the impact of the results of operations related to this acquisition on its unaudited consolidated financial statements in subsequent periods and expand its disclosures in accordance with ASC 280 in the period in which the results of this acquisition become material to the Company’s unaudited consolidated financial statements. Please see Note 3 for further detail.

Other Current Assets—Total other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$3,464	$3,914
Advances	4,955	3,638
Income tax receivable	—	1,365
Other assets	216	308
Total other current assets	$8,635	$9,225

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned, but not paid on the Company’s money market account.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.3 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively. Safe harbor contributions are presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of March 31, 2024 and December 31, 2023, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from three vendors totaled 78.7% and 82.7% for the three months ended March 31, 2024 and 2023, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three months ended March 31, 2024 and 2023.The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of March 31, 2024 and December 31, 2023.

Recently Adopted Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2024, and there was no material impact to the financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15,

2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3.
ACQUISITIONS

F.H. Investments

On March 18, 2024, the Company acquired F.H. Investments Inc. (“Asteria Health”) a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $8.9 million consisted of $8.4 million in cash payments and an additional $0.5 million cash earnout payment that is contingent on meeting certain operating metrics. The earnout payment is reflected in earnout liability, current in the unaudited condensed consolidated balance sheet because the operating metrics are expected to be met within one year of the balance sheet date. The Company remeasures contingent consideration at each reporting date until the contingency is resolved. Changes in fair value of the contingent consideration will be recorded in earnings. The Company accounted for this transaction as a business combination. The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The Company has received preliminary valuations and is completing its review of the reports and related assumptions. Due to the timing of the acquisition, the Company has not received a valuation on the property and equipment. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

The following table presents the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the purchase of Asteria Health. The preliminary purchase price allocation will be finalized by the end of the measurement period.

March 31,
(in thousands)	2024
Accounts receivable	$27
Inventory	1,722
Other current assets	29
Customer relationships	1,290
Non-compete	220
Trade name	80
Property and equipment	321
Operating lease right-of-use assets	405
Accounts payable	(63)
Accrued expenses	(297)
Operating lease liabilities, current	(75)
Operating lease liabilities, net of current portion	(330)
Total identifiable net assets	3,329
Total cash consideration	8,354
Earnout liability, current	500
Goodwill	$5,525

The excess of the total consideration over the identifiable net assets acquired was allocated to goodwill. None of the goodwill is deductible for tax purposes. Goodwill is not amortized but is subject to an annual impairment test using a fair-value approach. The Company has elected to test goodwill for impairment on October 1 each year.

The identifiable intangible assets included customer relationships, a non-compete agreement and a trade name. The customer relationships were valued using the multi-period excess earnings method (“MPEEM”). The MPEEM isolates the cash flows that can be associated with the existing customer relationships and measures fair value by discounting the cash flows to present value. The non-competition agreement was valued using the with-and-without method. Under this method, the debt-free net cash flow of Asteria Health under a scenario in which the covenantor does not compete with Asteria Health was compared with the debt-free net cash flow of Asteria Health under a scenario in which the covenantor competes with Asteria Health. The difference in debt-free net cash flow between the two scenarios was then adjusted to account for the probability that the covenantor would successfully compete with Asteria Health absent the non-competition agreement. The relief-from-royalty method was utilized to value the trade name. The relief-from-royalty method is a form of discounted cash flow analysis that is predicated upon the economic benefits provided to the owner of the intangible asset. The theoretical underpinning of the methodology is that if the intangible asset being valued were not owned by its user, then the user would have to pay the owner a royalty for the right to use the asset. The royalty is generally based upon a percentage of revenue and is a function of the right being granted and a variety of economic factors. The fair value measurements were primarily based on significant inputs that are not observable in the market and, thus, are classified in Level 3 of the fair value hierarchy.

The Company determined that the carrying value of the cash earnout payment is a reasonable estimate of its fair value, due to the short-term period over which the cash earnout is expected to be earned. In determining the estimated fair value of the cash earnout payment, the Company made certain judgments, estimates and assumptions, the most significant of which was the expected period over which the specified metric would be achieved. Contingent payments are classified in Level 3 of the fair value hierarchy.

Costs incurred to purchase Asteria Health have been and will be recognized as expenses in the period in which the costs are incurred. During the three months ended March 31, 2024, the Company incurred $0.4 million in acquisition-related costs, consisting primarily of legal and consulting costs which were included in general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Simpatra, LLC

On January 2, 2024, the Company executed an asset purchase agreement with Simpatra, LLC (“Simpatra”) to purchase certain intellectual property and intellectual property rights. As consideration, the Company paid $1.5 million in cash payments and 389,105 shares of the Company’s Class A common stock, of which 97,276 shares are being held for a period of approximately 15 months, pursuant to the asset purchase agreement, to cover certain representations and warranties. Additionally, the agreement provides for a future earnout payment of 194,553 shares of the Company’s Class A common stock upon achieving certain financial targets over a four-year period. The fair value of future earnout payment at March 31, 2024 and on the acquisition date was approximately $0.3 million, which is included in the total consideration. The Company accounted for the acquisition of Simpatra as an asset purchase.

The identifiable intangible assets included developed technology, customer relationships, and a trade name. The developed technology was valued using the MPEEM. The MPEEM isolates the cash flows that can be associated with the existing technology and measures fair value by discounting the cash flows to present value. The customer relationships were valued using the distributor method, a variant of the MPEEM that relies upon market-based distributor data or other appropriate market inputs to value existing customer relationships. The distributor method may also be viewed as a profit-split method, in which function-specific profit is allocated to the identified assets. The underlying theory is that a business is comprised of various functional components (such as manufacturing, distribution, and intellectual property) and that, if available, market-based data may be used to reasonably isolate the revenue, earnings, and cash flow related to these functional areas. Using distributor inputs assists with isolating cash flow attributable to the customer-related assets. The distributor method uses market-based data to support the selection of profitability and other inputs related to customer-related activities. The relief-from-royalty method was utilized to value the trade name. The relief-from-royalty method is a form of discounted cash flow analysis that is predicated upon the economic benefits provided to the owner of the intangible asset. The theoretical underpinning of the methodology is that if the intangible asset being valued were not owned by its user, then the user would have to pay the owner a royalty for the right to use the asset. The royalty is generally based upon a percentage of revenue and is a function of the right being granted and a variety of economic factors. The fair value measurements were primarily based on significant inputs that are not observable in the market and, thus, are classified in Level 3 of the fair value hierarchy.

The future earnout payment was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. In determining the estimated fair value of the future earnout payment, the Company made certain judgments, estimates and assumptions, the most significant of which were the revenue volatility, the revenue discount rate, the correlation factor of Simpatra’s revenue to the Company’s equity, the Company’s stock price, the equity volatility and the risk free rate of return. The future earnout payment is classified in Level 3 of the fair value hierarchy.

BioSana ID LLC

On January 29, 2024, the Company executed an asset purchase agreement with BioSana ID LLC (“BioSana”) to purchase certain assets for cash consideration of $0.7 million. Additionally, the agreement provides for a future earnout payment of up to $0.1 million upon the achievement of certain operating metrics. The Company recorded a customer relationship intangible asset of $0.7 million related to this acquisition.

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Pellet procedures	$37,389	$35,070
Dietary supplements	7,389	8,330
Disposable trocars	1,027	720
Compounding pharmacy	171	—
Shipping fees	59	35
Product revenue	46,035	44,155

Training	274	336
Contract-term services	274	210
Other	221	142
Service revenue	769	688
Total revenue	$46,804	$44,843

Revenue recognized by geographic region was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$45,656	$44,016
All other	379	139
Product revenue	46,035	44,155

United States	769	656
All other	—	32
Service revenue	769	688
Total revenue	$46,804	$44,843

Significant changes in contract liability balances were as follows:

	March 31,
	2024		2023
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,012)	$—	$(755)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,652	422	760	340
Transfers between current and non-current liabilities due to the expected revenue recognition period	576	(576)	389	(389)
Total increase in contract liabilities	$1,216	$(154)	$394	$(49)

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue in the unaudited condensed consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, long-term for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations was as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Unsatisfied training obligations – Current	$174	$151
Unsatisfied contract-term services – Current	1,780	1,583
Unsatisfied contract-term services – Long-term	996	935
Total allocated to unsatisfied contract-term services	2,776	2,518
Unsatisfied pellet procedures – Current	922	940
Unsatisfied pellet procedures – Long-term	430	387
Total allocated to unsatisfied pellet procedures	1,352	1,327
Unsatisfied dietary supplements – Current	-	328
Total deferred revenue – Current	$2,876	$3,002
Total deferred revenue – Long-term	$1,426	$1,322

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three months ended March 31, 2024 and 2023.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Product inventory – Pellets	$9,129	$7,200
Less: Obsolete and expired pellet allowance	(1,342)	(1,272)
Pellet inventory, net	7,787	5,928
Product inventory – Dietary supplements	11,145	11,394
Less: Obsolete and expired dietary supplement allowance	(15)	(15)
Dietary supplement inventory, net	11,130	11,379
Inventory, net	$18,917	$17,307

As of March 31, 2024, raw material and work in process were not material.

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Trocars	$4,644	$4,644
Leasehold improvements	2,206	1,506
Office equipment	374	253
Computer software	140	140
Furniture and fixtures	330	181
Computer equipment	127	108
Construction in process	121	—
Property and equipment	7,942	6,832
Less: Accumulated depreciation	(5,751)	(5,614)
Property and equipment, net	$2,191	$1,218

Total depreciation expense related to property and equipment was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Total depreciation expense was included in Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Website costs	$6,655	$6,653
Development in process	3,204	2,856
Less: Accumulated amortization	(4,929)	(4,536)
Capitalized software, net	$4,930	$4,973

Total amortization expense for capitalized software was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Total amortization expense was included in Selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

		March 31, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$2,097	$(25)	$2,072	8.5 years
Developed technology	3,760	(188)	3,572	5 years
Non-compete agreement	220	—	220	3 years
Trade names	158	(7)	151	3 years
Total intangible assets	$6,235	$(220)	$6,015	6 years

As of December 31, 2023, the Company did not have any intangible assets.

Definite Lived Intangible Asset Amortization

The Company recognized $0.2 million of amortization expense, related to the acquired definite lived intangible assets in the three months ended March 31, 2024. The estimated amortization expense for each of the next five years is as follows:

As of March 31,	(in thousands)
2024 (remaining nine months)	$865
2025	1,153
2026	1,153
2027	1,052
2028	1,027
Thereafter	765
Total	$6,015

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued professional fees	$490	$561
Accrued employee-related costs	4,492	6,068
Accrued tax distributions	2,029	—
Income tax payable	1,135	17
Other	1,583	1,851
Accrued expenses	$9,729	$8,497

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At March 31, 2024, the interest rate charged to the Company was approximately 7.93%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of March 31, 2024, the outstanding principal on the Term Loan was $114.1 million.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during each of the three months ended March 31, 2024 and 2023.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (ii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation, resulting in an event of default as of March 31, 2024. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver with the lender, that waived the event of default and also agreed that the payments made to repurchase the specified shares in settlement of the Donovitz Litigation will no longer continue as an event of default. See Note 19. Commitments and Contingencies for additional information on the Donovitz Litigation.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the unaudited condensed consolidated balance sheets net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended March 31, 2024 and 2023, respectively.

Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Term loan	$114,063	$115,625
Less: Current portion	$(6,250)	(6,250)
	$107,813	$109,375
Less: Unamortized debt issuance costs	$(2,543)	(2,745)
Term loan, net of current portion	$105,270	$106,630

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of March 31,	(in thousands)
2024 (remaining nine months)	4,688
2025	6,250
2026	6,250
2027	96,875
$114,063

11.
EARNOUT LIABILITY

On May 26, 2022, certain of the Company’s equity holders received earnout securities that will vest if certain share price targets (the “Triggering Events”) are achieved by May 26, 2027 (the “Earnout Deadline”). The Triggering Events each entitle the eligible equity holders to a certain number of shares per Triggering Event. The Triggering Events are as follows:

(i)
the first time, prior to the Earnout Deadline, that the volume-weighted average share price of Biote’s Class A common stock (“VWAP”) equals or exceeds $12.50 per share (the “Price Target 1”) for twenty (20) trading days of any thirty (30)

consecutive trading day period following May 26, 2022, one-third (1/3) of the earnout securities shall be vested and no longer subject to forfeiture and other transfer restrictions (the “Earnout Restrictions”);
(ii)
the first time, prior to the Earnout Deadline, that the VWAP equals or exceeds $15.00 per share (the “Price Target 2”) for twenty (20) trading days of any thirty (30) consecutive trading day period following May 26, 2022, one-third (1/3) of the earnout securities shall be vested and no longer subject to the Earnout Restrictions;
(iii)
the first time, prior to the Earnout Deadline, that the VWAP equals or exceeds $17.50 per share (the “Price Target 3”) for twenty (20) trading days of any thirty (30) consecutive trading day period following May 26, 2022, one-third (1/3) of the earnout securities shall be vested and no longer subject to the Earnout Restrictions; and
(iv)
if the Company completes a change of control prior to the Earnout Deadline, then all remaining unvested earnout securities shall vest and no longer be subject to the Earnout Restrictions.

The earnout securities are classified as a liability in the Company’s unaudited condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Please see Note 12 for further detail.

In connection with the acquisitions made during the first quarter of 2024, the Company recorded additional earnout liabilities. Please see Note 3 for further detail.

12.
FAIR VALUE MEASUREMENTS

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined in Note 2 to the consolidated financial statements in the 2023 Form 10-K.

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, and short- and long-term debt. The carrying value of accounts receivable, accounts payable, accrued expenses and short-term debt are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments.

The Company’s debt instruments are carried at amortized cost in its unaudited condensed consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s Term Loan and Revolving Loans generally approximate their carrying values.

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$54,044	$54,044

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$41,100	$41,100

There were no movements between levels during the three months ended March 31, 2024.

Level 3 Disclosures

Earnout Liability

The Earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 Earnout liability:

	As of
	March 31, 2024	December 31, 2023
Stock price	$5.80	$4.94
Risk-free rate	4.3%	4.0%
Volatility	67.5%	65.0%
Term (in years)	3.2	3.9

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2023	$41,100
Fair value of earnout related to acquisitions	855
Loss from change in fair value	12,089
Fair value as of March 31, 2024	$54,044

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of March 31, 2024, Biote’s ownership of Holdings was approximately 54.7%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

The Company grants RSUs to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the three months ended March 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(1,250,512)	$9.73
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	51,750	$4.00
Vested	(177,843)	$9.62
RSUs outstanding at March 31, 2024	288,473	$6.40

The Company recognized share-based compensation expense of $0.3 million and $1.3 million during the three months ended March 31, 2024 and 2023, respectively, related to RSUs. As of March 31, 2024, there was $0.2 million of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 0.25 years.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	4,286,005	$5.60
Exercised	(105,049)	$4.00
Forfeited	(1,081,868)	$4.69
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	786,500	$5.60
Exercised	(80,598)	$4.00
Forfeited	(420,212)	$4.37
Options outstanding at March 31, 2024	8,427,406	$4.63	8.9
Options exercisable at March 31, 2024	281,085	$4.35	8.8

The Company recognized share-based compensation expense of $1.4 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively, related to stock options. As of March 31, 2024, there was $16.2 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.87 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2024 were as follows:

Expected term (in years)	6.2
Volatility	64.5%
Risk-free rate	3.8%
Dividend yield	0.0%

Stock Purchase Plan

On May 26, 2022, the Company’s Board of Directors approved the 2022 Employee Stock Purchase Plan (the ESPP). The maximum number of shares of the Company’s common stock that may be issued under the ESPP is equal to the sum of 797,724 shares (the “Initial Share Reserve”) of the Company’s common stock plus the number of shares of the Company’s common stock that may be added to the ESPP annually each year for a period of up to 10 years. Additional shares added to the ESPP on an annual basis is equal to the lesser of 1% of the total number of shares of the Company’s capital stock on the last day of the immediately preceding calendar year and the Initial Share Reserve.

The Company recognized share-based compensation expense of $0.03 million for the three months ended March 31, 2024 related to the ESPP. During the three months ended March 31, 2023, the Company did not recognize any compensation expense related to the ESPP. As of March 31, 2024, 33,704 shares had been purchased under the ESPP.

15.
LEASES

On July 1, 2014, the Company entered into a contract to lease office space in the Las Colinas Business Center in Irving, TX. Subsequent to execution of the contract, the Company revised the lease to include additional space and extend the lease term through June 30, 2023. On November 1, 2022, the Company executed an extension of leased office space to extend through November 30, 2028. This extension included an additional 3,700 square feet of space that became available for use in December 2023 and has been included in monthly rent payments accordingly.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended March 31,
	2024	2023
Fixed lease expense	$126	$112
Total lease cost	$126	$112

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$115	$64
Right-of-use assets obtained in exchange for new operating lease liabilities	$324	$—

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	March 31,	December 31,
(in thousands)	2024	2023
Lease assets
Operating lease right-of-use assets	$2,202	$1,877
Total lease assets	$2,202	$1,877

Lease liabilities
Current:
Operating lease liabilities	$406	$311
Non-current:
Operating lease liabilities	1,917	1,680
Total lease liabilities	$2,323	$1,991

Weighted-average remaining lease term — operating leases (years)	4.57	4.92
Weighted-average discount rate — operating leases	8.10%	8.31%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of March 31,	(in thousands)
2024 (remaining nine months)	429
2025	590
2026	610
2027	630
2028	524
Thereafter	—
Total lease payments	2,783
Less: Interest	(460)
Present value of lease liabilities	$2,323

16.
INCOME TAXES

The Company is subject to U.S. federal and state taxes with respect to its allocable share of any taxable income or loss of Holdings as well as any stand-alone income or loss it generates. Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Holdings’ taxable income or loss is passed through to and included in the taxable income or loss of its members, including the Company. Despite its status as a partnership in the U.S., Holdings’ foreign subsidiaries are taxable entities operating in foreign jurisdictions. As such, these foreign subsidiaries may record a tax expense or benefit in jurisdictions where a valuation allowance has not been recorded.

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. During the three months ended March 31, 2024, no units were redeemed that would have resulted in an increase in the tax basis of the Company’s investment in Holdings that would generate additional deferred tax assets or a liability under the TRA.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $2.5 million and 0.6 million for the three months ended March 31, 2024 and 2023, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2024, the Company concluded that it is more likely than not that a substantial portion of the Company’s federal deferred tax assets will be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. However, based on the Company’s analysis, it has recorded a valuation allowance on the foreign deferred tax assets as of March 31, 2024. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

17.
CAPITAL STOCK

On January 24, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $20.0 million its outstanding Class A common stock. Treasury stock purchases are stated at cost and presented as a reduction of equity on the unaudited condensed consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market, in privately negotiated transactions or by other means. The timing of any repurchases under the share repurchase program is at the discretion of management and depends on a variety of factors, including market conditions, contractual limitations and other considerations. The share repurchase program may be expanded, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

As of March 31, 2024, the remaining balance of the repurchase program was $15.9 million. During the three months ended March 31, 2024, the Company purchased 740,921 shares of its Class A common stock for a total of $4.1 million, at an average purchase price per share of $5.41.

18.
NET LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share is based on net loss attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net loss per common share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Net loss per common share
Numerator:
Net loss attributable to biote Corp. stockholders (basic and diluted)	$(2,070)	$(6,805)
Denominator:
Weighted average shares outstanding - basic	34,621,166	17,585,045
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	34,621,166	17,585,045
Net loss per common share
Basic	$(0.06)	$(0.39)
Diluted	$(0.06)	$(0.39)

Net loss per common share information for the three months ended March 31, 2024 and 2023 reflects only the net loss attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net loss per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2024	2023
RSUs	288,473	1,196,632
Stock Options	8,427,406	5,026,279
Class V Voting Stock	28,819,066	40,612,566
Public Warrants	—	8,116,643
Private Placement Warrants	—	5,387,489
Earnout Voting Shares	10,000,000	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	49,122,445	71,927,109

19.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations.

On April 23, 2024, the Company settled all outstanding litigation described below with one of the Company’s stockholders, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”). The Company is currently evaluating the impact of the settlement on its consolidated results of operations and financial position.

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

On April 23, 2024, the Company and Donovitz executed a settlement agreement to resolve all remaining outstanding litigation with Donovitz. Pursuant to the settlement agreement, the Company has agreed to repurchase all of the Class A common units of BioTE Holdings, LLC, the Class V voting stock of Biote (together, “Paired Interests”) and the Class A common stock of the Company, currently beneficially owned by Donovitz for approximately $76.9 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on April 26, 2024. In addition, the Company and Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the Donovitz Litigation, (ii) the termination of the founder advisory agreement, dated as of May 18, 2022, by and between Donovitz and BioTE Medical, LLC, (iii) two year non-compete and non-solicitation agreements for Donovitz and (iv) a voting agreement with customary terms acceptable to the Company.

On April 26, 2024, the Company repurchased 5,075,090 shares of Class A common stock and 3,117,299 Paired Interests for approximately $32.2 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities. The Company expects to record the impact of the settlement agreement during its second fiscal quarter ending June 30, 2024.

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

20.
RELATED-PARTY TRANSACTIONS

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Amounts due to the vendor were $0.4 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

On May 18, 2022, BioTE Medical and Dr. Gary S. Donovitz entered into a founder advisory agreement and, as of May 26, 2022, transitioned from an officer and manager of BioTE Medical into the role of Founder Advisor and Senior Advisor (as defined in the founder advisory agreement). Pursuant to the founder advisory agreement, Dr. Gary S. Donovitz was obligated to provide strategic advisory services to BioTE Medical for a period of four years, unless terminated earlier pursuant to the terms of the founder advisory agreement, and receive an annual fee equal to $0.3 million per year, continued coverage under BioTE Medical’s employee benefits and reimbursement for reasonable and pre-approved business expenses. The founder advisor agreement was terminated effective April 23, 2024.

The Company engages the services of its Chief Executive Officer’s brother-in-law, Mr. Andy Thacker, through a consulting firm that is wholly owned by Mr. Thacker. He has been engaged for various projects such as information technology projects and project management. Total compensation paid to the consulting firm under this arrangement was $0.03 million for each of the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2024, the date of these unaudited condensed consolidated financial statements, through May 10, 2024, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

Share Repurchase Program

Subsequent to March 31, 2024, the Company repurchased 256,043 shares of its outstanding Class A common stock for a total of $1.5 million, at an average price per share of $5.84, and cancelled the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in the 2023 Form 10-K. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 19 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. Our direct-to-patient eCommerce platform enables practitioners to invite their patients to buy Biote-branded dietary supplements online via our online store.

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

Our revenue was $46.8 million and $44.8 million, our net loss was $5.8 million and $21.4 million, and our Adjusted EBITDA was $14.2 million and $13.1 million, for the three months ended March 31, 2024 and 2023, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, or geopolitical turmoil, such as the Israel-Hamas war, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three months ended March 31, 2024 and 2023.

Additionally, the recent trends of rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our materials and supplies, interest rates and overhead costs may adversely affect our operating results. Relatively high interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health crises and ongoing international conflicts such as the conflict between Russia and Ukraine and the Israel-Hamas war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Recent Developments

On March 18, 2024, we acquired all the outstanding common stock of Asteria Health, a 503B manufacturer of compounded bioidentical hormones. We paid cash compensation of $8.4 million with the potential to pay an additional $0.5 million as an earnout, based on meeting certain operating metrics.

On January 29, 2024, we acquired certain assets of BioSana for $0.7 million in cash and a future earnout payment of up to $0.1 million upon the achievement of certain operating metrics.

On January 2, 2024, we closed on the acquisition of Simpatra to purchase certain intellectual property and intellectual property rights. We paid $1.5 million in cash and issued 291,829 shares of our Class A common stock. Additionally, the agreement provides for a future earnout payment of 194,553 shares of our Class A common stock upon achieving certain financial targets over a four-year period.

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

The training completion and time-elapsed bases represent the most reliable measure of transfer of control to the clinic for training and contract-term services, respectively. Revenue is deferred for amounts billed or received prior to delivery of the services.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters and marketing expenses.

Interest Expense, Net

Interest expense consists primarily of cash and non-cash interest under our Term Loan, commitment fees for our unused Revolving Loans and interest income earned on our money market account and short-term investment.

Loss from Change in Fair Value of Warrant Liability

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

Results of Operations

The table and discussion below present our results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue:
Product revenue	$46,035	$44,155
Service revenue	769	688
Total revenue	46,804	44,843
Cost of revenue
Cost of products	12,802	13,027
Cost of services	565	850
Cost of revenue	13,367	13,877
Selling, general and administrative	23,010	23,085
Income from operations	10,427	7,881
Other income (expense), net:
Interest expense, net	(1,660)	(1,646)
Loss from change in fair value of warrant liability	—	(1,618)
Loss from change in fair value of earnout liability	(12,089)	(25,410)
Other income (expense)	(2)	(7)
Total other income (expense), net	(13,751)	(28,681)
Loss before provision for income taxes	(3,324)	(20,800)
Income tax expense	2,486	630
Net loss	$(5,810)	$(21,430)

Revenue

Revenue for the three months ended March 31, 2024 increased $2.0 million to $46.8 million, or 4.4%, compared to the three months ended March 31, 2023, which was primarily driven by a $2.3 million increase in revenue from pellet procedures, partially offset by a $0.9 million decrease in Biote-branded dietary supplements. Furthermore, service revenue increased 11.8% during the three months ended March 31, 2024, compared with the corresponding period of the prior year, primarily as a result of technology fees earned from physician orders placed through our new platform, BioteRx, partially offset by a reduction in training revenue during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Cost of revenue

Cost of revenue for the three months ended March 31, 2024 decreased $0.5 million, to $13.4 million, or (3.7%), compared to the three months ended March 31, 2023. Cost of Biote branded dietary supplements decreased $1.1 million for the period as a result of a change in suppliers during the last half of 2023. This decrease in cost of revenue was partially offset by a $0.5 million increase in cost of pellet procedures, which was driven by the increase in revenue.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2024 decreased $0.1 million to $23.0 million, or 0.3%, compared to the three months ended March 31, 2023. This increase was primarily due to a $0.6 million increase in payroll and related expenses that was driven by an increase in the Company’s executive-level headcount, compared with the corresponding period of the prior year. Additionally, during the three months ended March 31, 2024, general operating expenses increased $0.3 million, compared with the three months ended March 31, 2023, due to an increase in merchant fees related to the increase in revenue and an increase in bad debt expense as a result of the Company’s adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. During the three months ended March 31, 2024, legal fees increased $0.4 million, compared with the three months ended March 31, 2023, which was primarily driven by legal expenses incurred to acquire Asteria Health, Simpatra and BioSana and litigation expenses incurred to defend the Company against claims asserted by the Company’s former owner. These increases were partially offset by a $1.1 million decrease in expenses related to a legal settlement with a former employee that occurred in the three months ended March 31, 2023.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2024, remained flat compared to the three months ended March 31, 2023. The immaterial increase was primarily a result of higher interest rates incurred during the period, partially offset by interest income earned on our money market account.

Loss from Change in Fair Value of Warrant Liability

The change in the loss from change in fair value of warrant liability was due to the Company’s offer to exchange its outstanding warrants for common stock. On May 9, 2023, the Company announced the commencement of its offer to each holder of its outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. As a result of the tender offer in the second quarter of 2023, the Company exchanged all of its outstanding warrants for Class A common stock; therefore, no warrants remained outstanding subsequent to June 30, 2023.

Loss from Change in Fair Value of Earnout Liability,

The loss recognized from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, the closing price of the Company’s Class A common stock increased 17.0%, compared with an increase of 66.0% in the corresponding period of 2023. The increase in the closing price of our Class A common stock for the three months ended March 31, 2023 outpaced the increase in the closing price of our Class A common stock for the three months ended March 31, 2024, resulting in a decrease in the loss from change in the fair value of the earnout liability during the 2024 period.

Other Income (Expense)

The change in other income (expense) for the three months ended March 31, 2024, compared with the three months ended March 31, 2023, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2024 increased $1.9 million, compared to the three months ended March 31, 2023. This increase in expense was primarily driven by an increase in forecasted taxable income for fiscal 2024 compared to fiscal 2023. The increase in tax expense was also attributable to the increase in Biote’s ownership of Holdings as of March 31, 2024 compared to March 31, 2023.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate the Company’s ongoing results of operations when considered alongside net income, (the most directly comparable U.S. GAAP measure).

We use Adjusted EBITDA as alternative measures to evaluate our operational performance. We calculate Adjusted EBITDA by excluding from net income: interest expense; depreciation and amortization expenses; and income taxes. Additionally, we exclude certain expenses we believe are not indicative of our ongoing operations or operational performance. We present Adjusted EBITDA because it is a key measure used by our management to evaluate our operating performance, generate future operating plans and determine payments under compensation programs. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of these limitations are as follows:

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

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands) for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
(in thousands)		2024	2023
Net Loss		$(5,810)	$(21,430)
Interest expense, net		1,660	1,646
Income tax expense		2,486	630
Depreciation and amortization		750	538
Share-based compensation expense(1)	`	1,763	2,170
Litigation expenses-former owner(2)		601	530
Litigation-other(3)		70	184
Legal settlement (gain) loss(4)		—	1,198
Transaction-related expenses(5)		45	324
Other expenses(6)		85	268
Merger and acquisition expenses(7)		419	21
Loss from change in fair value of warrant liability		—	1,618
Loss from change in fair value of earnout liability		12,089	25,410
Adjusted EBITDA		$14,158	$13,107

(1)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including phantom stock awards, stock options and restricted stock units.
(2)
Represents legal expenses to defend the Company against claims asserted by the Company’s former owner.
(3)
Represents litigation expenses other than those incurred in connection with claims asserted by the Company’s former owner that are not related to the Company’s ongoing business.
(4)
Represents settlements of legal matters.
(5)
Represents transaction costs including legal fees of $0.04 million during the three months ended March 31, 2024, and legal fees of $0.3 million and professional services fees of $0.02 million for the three months ended March 31, 2023, each of which were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings.
(6)
Represents executive severance costs of $0.08 million and a realized foreign currency loss of less than $0.01 for the three months ended March 31, 2024. For the three months ended March 31, 2023, the amount represents executive severance costs of $0.06 million, costs related to recruiting executive level management, including the Chief Commercial Officer of $0.03 million, professional services fees of $0.09 million and legal fees of $0.08 million associated with the restatement of the Company's financial statements for the quarters ended June 30, 2022 and September 30, 2022, and a realized foreign currency loss of less than $0.01 million.
(7)
Represents legal fees of $0.4 million and professional services fees of $0.1 million incurred during the three months ended March 31, 2024 related to our recent acquisitions. For the three months ended March 31, 2023, the amount represents legal fees of $0.02 million associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $78.8 million and $89.0 million, respectively. Additionally, as of both March 31, 2024 and December 31, 2023, we had $50.0 million of Revolving Loans available under our Truist Credit Agreement.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$7,372	$12,992
Net cash used in investing activities	(12,176)	(380)
Net cash used in financing activities	(5,409)	(4,235)

Operating Activities

Cash flows from operating activities result primarily from fees associated with the Biote Method and from the sale of Biote branded dietary supplements. Cash flows from operating activities are affected by earnings levels and changes in working capital related to our business. Working capital varies from period to period and can be affected by changes in our inventory levels due to varying demand for our products.

Net cash provided by operating activities for the three months ended March 31, 2024 decreased $5.6 million to $7.4 million compared to cash provided by operating activities of $13.0 million for the three months ended March 31, 2023. Our cash flow from working capital for the three months ended March 31, 2024, was impacted by a slight decrease in our dietary supplement inventory of $0.2 million for the three months ended March 31, 2024 compared with a $1.8 million decrease for the three months ended March 31, 2023. Additionally, because the Company paid annual 2023 bonuses to employees in March 2024, compared to paying 2022 annual bonuses in April 2023, accrued expenses decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities increased $11.8 million to $12.2 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. This increase was principally driven by the acquisition of Asteria Health, Simpatra and BioSana.

Financing Activities

Net cash used in financing activities increased $1.2 million to $5.4 million for the three months ended March 31, 2024, compared to $4.2 million for the three months ended March 31, 2023. The increase in our cash flow used in financing activities was primary driven by the repurchase of $4.1 million of our Class A common stock during the three months ended March 31, 2024. This increase was partially offset by a $3.0 million reduction in distributions to our partners during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the unaudited condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related contingent liabilities. The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our unaudited condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our estimates are based on historical experience, current economic and industry conditions and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions.

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2023 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our 2023 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

JOBS Act Accounting Election

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. Additionally, we identified control issues related to information technology general controls in connection with change management, user access controls and segregation of duties as it relates to user access controls. This material weakness has not been remediated as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report to the “Company,” “Biote,” “we,” “us, or “our” refer to biote Corp, inclusive of its consolidated subsidiaries, and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC, together with its direct and indirect subsidiaries.

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

Donovitz Litigation

On April 23, 2024, the Company settled all outstanding litigation described below with one of the Company’s stockholders, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”). We are currently evaluating the impact of the settlement on its consolidated results of operations and financial position.

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

On April 23, 2024, the Company and Donovitz executed a settlement agreement to resolve all remaining outstanding litigation with Donovitz. Pursuant to the settlement agreement, the Company has agreed to repurchase all of the Class A common units of BioTE Holdings, LLC, the Class V voting stock of Biote (together, “Paired Interests”) and the Class A common stock of the Company, currently beneficially owned by Donovitz for approximately $76.9 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on April 26, 2024. In addition, the Company and Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the Donovitz Litigation, (ii) the termination of the founder advisory agreement, dated as of May 18, 2022, by and between Donovitz and BioTE Medical, LLC, (iii) two year non-compete and non-solicitation agreements for Donovitz and (iv) a voting agreement with customary terms acceptable to the Company.

On April 26, 2024, the Company repurchased 5,075,090 shares of Class A common stock and 3,117,299 Paired Interests for approximately $32.2 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities. The Company expects to record the impact of the settlement agreement during its second fiscal quarter ending June 30, 2024.

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

In the future, we may also seek to develop relationships with other outsourcing facilities to support the manufacturing of bioidentical hormones for Biote-certified practitioners and Biote-partnered clinics in the United States and internationally. We already have a presence in Puerto Rico, Mexico and the Dominican Republic, where we hope to continue growing our business, and also hope to expand into Argentina, Brazil, Colombia, and Canada, as permitted by law, in the future. If we fail to develop new relationships with any other outsourcing facilities we seek to engage, including in new markets in the United States and internationally, fail to manage or incentivize these facilities effectively, or if these facilities are not successful in their sales and marketing efforts, our ability to support to Biote-certified practitioners and Biote-partnered clinics, and to generate revenue, cash flow and earnings growth could suffer, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these agreements may be non-exclusive, and some of these facilities may also have cooperative relationships with certain of our competitors.

Biote-certified practitioners and Biote-partnered clinics are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the three months ended March 31, 2024, approximately 56.5% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced substantial growth in our operations, and we expect to experience continued growth in our business. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale will be successfully implemented or that we will be able to hire additional personnel or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people market and sell the Biote Method and our Biote-branded dietary supplements, which could result in inefficiencies and unanticipated costs, lowered quality standards and disruptions to our operations. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future offerings. In addition, our ability to grow may be adversely impacted due to factors beyond our control, which could have a material adverse effect on our business, reputation, financial performance, financial condition and results of operations, and could expose us to liability. Our failure to manage growth effectively could have a material and adverse effect on our business, financial condition and results of operations. To manage the growth of our operations, we must establish appropriate and scalable operational and financial systems, procedures and controls and build and maintain qualified finance, administrative and operations staff. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, we may fail to execute our business strategy which would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Teresa S. Weber, our Chief Executive Officer, Marc D. Beer, our Executive Chairman, Robert C. Peterson, our Chief Financial Officer and Mary Elizabeth Conlon, our Vice President, Business Development and General Counsel, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

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

Over the past three months, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Financial Officer and a new Chief Information Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

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

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment to Credit Agreement and Waiver”) with the lender, that waived the event of default and also agreed that the payments made to repurchase the specified shares in settlement of the Donovitz Litigation will no longer continue as an event of default. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. Biote failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation, resulting in an event of default as of March 31, 2024. On April 26, 2024, the lender waived the event of default. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

As we engage in or consider strategic transactions, we may not realize expected business or financial benefits and the acquisitions could prove difficult to integrate, impact our liquidity, increase our expenses and present significant distractions to our management.

As part of our business strategy, we have in the past engaged in, and may in the future consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, in January 2024, we completed asset acquisitions of Simpatra, LLC (“Simpatra”), to purchase certain intellectual property and intellectual property rights, and BioSana ID LLC (“BioSana”) to purchase certain assets. In March 2024, we completed an acquisition of F.H. Investments Inc. (“Asteria Health”), a privately held 503B manufacturer of compounded bioidentical hormones, respectively. Any acquisition or investment may divert the attention of management that would otherwise be available for the development of our existing business and may cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transaction is completed, and may result in unforeseen operating difficulties and expenditures. Furthermore, we may encounter difficulties assimilating or integrating the businesses, technologies, data, solutions, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if their business is not easily adapted to work with our network or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our securities, including our Class A common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention from management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although we may not undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The FDA or FTC may also determine that certain labeling, advertising and promotional claims, statements or activities with respect to a dietary supplement are not in compliance with applicable laws and regulations and may determine that a particular statement is an unapproved health claim, a drug claim, a false or misleading claim, or a deceptive advertising claim. Any such determination or any other failure to comply with FDA, FTCA or other regulatory requirements could prevent us from marketing our Biote-branded dietary supplements as a dietary supplement and subject us to administrative, civil or criminal penalties. The FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in warning letters, consent decrees and the payment of civil penalties and/or restitution by the companies involved. Should the FTC or FDA determine that our claims are false or misleading or unsubstantiated, we could be subject to FTC and FDA enforcement action and may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, the outsourcing facilities with which we have relationships must comply with applicable provisions of the FDCA and its implementing regulations. They may only distribute compounded drugs either pursuant to a patient-specific prescription or in response to an order from a healthcare provider, such as a hospital, which is not for an identified individual patient (e.g., for office stock). Further, such outsourcing facilities are inspected by the FDA according to a risk-based schedule, and must meet certain other conditions, such as reporting adverse events and providing the FDA with certain information about the products they compound. When the FDA finds that a manufacturer has violated FDA regulations, the FDA may notify the manufacturer of such violations in the form of a warning letter. The FDA also will issue an FDA Form 483 at the conclusion of an inspection if an investigator has observed a violative condition relating to the manufacturing and storage conditions of any drug product that may result in the product being adulterated, or any other regulatory non-compliance such as inadequate reporting or record-keeping. The outsourcing facilities with which we have relationships have each received warning letters and FDA Form 483s from the FDA. If the FDA takes enforcement action against outsourcing facilities with which we have relationships, it may have a material adverse impact on our business, results of operations and financial conditions.

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

As a public company, we have incurred, and we expect to continue to incur, significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

As a public company, we have faced increased legal, accounting, administrative and other costs and expenses. Our significantly increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operation. The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. For example, we have adopted new charters for our board committees and new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and material weaknesses resulted in the restatement of previously issued financial statements. Failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, and concluded that we did not maintain effective internal control over financial reporting.

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

As of March 31, 2024, 74,470,798 shares (which includes 10,000,000 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 35,651,732 shares of Class A common stock and 38,819,066 shares of Class V voting stock. Following the Business Combination, shares held by HYAC’s public stockholders have been freely tradeable, and the shares held by the Sponsor and the Members, following their exercise of Exchange Rights, are freely tradeable as of the six-month anniversary of the Closing, subject to applicable securities laws. We have also registered all shares of Class A common stock that we may issue under the Incentive Plan or the ESPP. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market. These sales of shares of Class A common stock, or the perception of these sales, may depress the market price of our Class A common stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through May 7, 2024, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

On May 7, 2024, the closing price of our Class A common stock was $5.77 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of Biote in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 51.6% of our Class A common stock, with one such member beneficially owning 15.0% of our Class A common stock as of May 7, 2024. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders, including the Company’s former owner, who beneficially held 15.0% of shares of our common stock outstanding as of May 7, 2024.

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

As of May 7, 2024, 62,036,479 shares (which includes 6,014,113 Earnout Voting Shares and 1,587,000 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 30,320,599 shares of Class A common stock and 31,715,880 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 46.6% of our Class A common stock, with one such Member beneficially owning approximately 15.0% of our Class A common stock, as of May 7, 2024. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 26,906,597 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of May 7, 2024 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, copyright infringement, trademark challenges, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our practitioners and clinics and our brand image. On April 23, 2024, the Company entered into a settlement agreement resolving all outstanding litigation in connection with the Donovitz Litigation (See Part II, Item 1 Legal Proceedings). In addition, litigation and related matters are costly and may divert the attention of the Company’s management and other resources that would otherwise be engaged in other activities.

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

During the three months ended March 31, 2024, the Company purchased 740,921 shares of its Class A common stock, par value $0.0001 per share. As of March 31, 2024, $15.9 million remained available for additional share repurchases. The following table summarizes the purchases of the Company's Class A common stock for the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	—	—	—	$20,000,000
February 1, 2024 - February 29, 2024	324,256	$4.95	324,256	$18,378,147
March 1, 2024 - March 31, 2024	416,665	5.94	416,665	$15,911,586
Total	740,921	$5.41	740,921

On March 28, 2024, the Company issued 291,829 shares of the Company’s Class A common stock to Simpatra in connection with its acquisition of assets from Simpatra.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

3.2	Amended and Restated Bylaws of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on February 22, 2023).
10.1*†+	Settlement Agreement between the Company and Dr. Gary S. Donovitz, dated April 23, 2024.
10.3#

Employment Agreement, effective January 8, 2024, by and between BioTE Medical, LLC and Robert C. Peterson (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed with the SEC on March 15, 2024).

10.4#

Transition Agreement, effective January 11, 2024, by and between BioTe Medical, LLC and Samar Kamdar (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed with the SEC on March 15, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

† Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: May 10, 2024	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)