Form 10-Q
period 2024-06-30
biote Corp.
filed 2024-08-09
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 32,581,398 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,636,975 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,419	$89,002
Accounts receivable, net	7,700	6,809
Inventory, net	19,212	17,307
Other current assets	8,436	9,225
Total current assets	61,767	122,343
Property and equipment, net	4,523	1,218
Capitalized software, net	4,884	4,973
Goodwill	5,516	—
Intangible assets, net	5,967	—
Operating lease right-of-use assets	2,102	1,877
Deferred tax asset	8,141	24,884
Total assets	$92,900	$155,295

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,793	$4,155
Accrued expenses	6,899	8,497
Term loan, current	6,250	6,250
Deferred revenue, current	3,159	3,002
Earnout liabilities, current	100	—
Operating lease liabilities, current	419	311
Share repurchase liabilities, current	23,646	—
Total current liabilities	46,266	22,215
Term loan, net of current portion	103,909	106,630
Revolving loans	10,000	—
Deferred revenue, net of current portion	1,544	1,322
Operating lease liabilities, net of current portion	1,807	1,680
Share repurchase liabilities, net of current portion	43,101	—
TRA liability	4,356	18,894
Earnout liabilities, net of current portion	23,568	41,100
Total liabilities	234,551	191,841
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 32,581,398, and 35,842,383, shares issued, 30,993,898 and 34,254,883 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 and 38,819,066 shares issued, 5,221,653 and 28,819,066 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	1	3
Additional paid-in capital	—	—
Accumulated deficit	(137,723)	(29,391)
Accumulated other comprehensive loss	(22)	(12)
Treasury stock, at cost	(5,600)	—
biote Corp.’s stockholders’ deficit	(143,341)	(29,397)
Noncontrolling interest	1,690	(7,149)
Total stockholders’ deficit	(141,651)	(36,546)
Total liabilities and stockholders’ deficit	$92,900	$155,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$48,111	$48,652	$94,146	$92,807
Service revenue	1,058	605	1,827	1,293
Total revenue	49,169	49,257	95,973	94,100
Cost of revenue
Cost of products	14,426	14,992	27,228	28,019
Cost of services	861	836	1,426	1,686
Cost of revenue	15,287	15,828	28,654	29,705
Selling, general and administrative	27,649	25,760	50,659	48,845
Income from operations	6,233	7,669	16,660	15,550
Other income (expense), net:
Interest expense, net	(2,577)	(1,645)	(4,237)	(3,291)
Loss from change in fair value of warrant liability	—	(11,793)	—	(13,411)
Loss from change in fair value of earnout liability	(13,949)	(6,400)	(26,038)	(31,810)
Other income (expense)	(2)	(4)	(4)	(11)
Total other income (expense), net	(16,528)	(19,842)	(30,279)	(48,523)
Loss before provision for income taxes	(10,295)	(12,173)	(13,619)	(32,973)
Income tax expense	180	922	2,666	1,552
Net Loss	(10,475)	(13,095)	(16,285)	(34,525)
Less: Net loss attributable to noncontrolling interest	(4,153)	(7,952)	(7,893)	(22,577)
Net loss attributable to biote Corp. stockholders	$(6,322)	$(5,143)	$(8,392)	$(11,948)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	—	(2)	—
Other comprehensive income (loss)	(1)	—	(2)	—
Comprehensive income (loss)	$(10,476)	$(13,095)	$(16,287)	$(34,525)

Net loss per common share
Basic	$(0.19)	$(0.25)	$(0.25)	$(0.62)
Diluted	$(0.19)	$(0.25)	$(0.25)	$(0.62)
Weighted average common shares outstanding
Basic	33,072,156	20,704,866	34,185,578	19,153,574
Diluted	33,072,156	20,704,866	34,185,578	19,153,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(2,112)	(2,112)
Net loss	—	—	—	—	—	(2,070)	—	—	(2,070)	(3,740)	(5,810)
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)	(3)	(5)
Share-based compensation	—	—	—	—	—	1,763	—	—	1,763	—	1,763
Vesting of RSUs	177,843	—	—	—	—	(155)	—	—	(155)	155	—
Exercise of stock options	80,598	—	—	—	—	(1,831)	—	—	(1,831)	2,155	324
Common stock repurchased	(740,921)	—	—	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Shares issued in connection with acquisition	291,829	—	—	—	—	381	—	—	381	1,193	1,574

Balance at March 31, 2024	34,064,232	$3	28,819,066	$3	$—	$(31,303)	$(14)	$(4,088)	$(35,399)	$(9,501)	$(44,900)

Distributions	—	—	—	—	—	—	—	—	—	(2,091)	(2,091)
Net loss	—	—	—	—	—	(6,322)	—	—	(6,322)	(4,153)	(10,475)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	2,841	—	—	2,841	—	2,841
Vesting of RSUs	215,190	—	—	—	—	(19,536)	(7)	—	(19,543)	19,543	—
Issuance of stock under purchase plans	35,698	—	—	—	—	(812)	—	—	(812)	958	146
Exercise of stock options	63,503	—	—	—	—	(2,827)	(1)	—	(2,828)	3,066	238
Common stock repurchased	(256,043)	—	—	—	—	—	—	(1,511)	(1,511)	—	(1,511)
Shares issued in connection with acquisition		—	—	—	—	267	—	—	267	—	267
Exchanges of Class V voting stock	1,946,408	—	(1,946,408)	—	—	4,022	2	—	4,024	(4,024)	—
Legal Settlement - Repurchase of Shares	(5,075,090)	—	(21,651,005)	(2)	—	(126,306)	1	(1)	(126,308)	(2,108)	(128,416)
Legal Settlement - Liabilities	—	—	—	—	—	41,424	—	—	41,424	—	41,424
TRA liability	—	—	—	—	—	829	—	—	829	—	829

Balance at June 30, 2024	30,993,898	$3	5,221,653	$1	$—	$(137,723)	$(22)	$(5,600)	$(143,341)	$1,690	$(141,651)

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(16,285)	$(34,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,626	1,068
Bad debt expense	838	766
Amortization of debt issuance costs	404	391
Provision for obsolete inventory	42	(155)
Non-cash lease expense	180	137
Non-cash interest on share repurchase liability	493	—
Shares issued in settlement of litigation	—	1,199
Share-based compensation expense	4,604	4,817
Loss from change in fair value of warrant liability	—	13,411
Loss from change in fair value of earnout liability	26,038	31,810
Deferred income taxes	—	236
Changes in operating assets and liabilities:
Accounts receivable	(1,684)	(2,154)
Inventory	(192)	3,942
Other current assets	818	(4,082)
Accounts payable	1,490	3,295
Deferred revenue	379	490
Accrued expenses	(1,262)	(848)
Operating lease liabilities	(170)	(31)
Net cash provided by operating activities	17,319	19,767
Investing Activities
Purchases of short-term investments	—	(20,000)
Purchases of property and equipment	(3,210)	(67)
Purchases of capitalized software	(692)	(1,158)
Acquisitions, net of cash acquired	(11,611)	—
Net cash used in investing activities	(15,513)	(21,225)
Financing Activities
Repurchases of common stock	(5,599)	—
Borrowings on revolving loans	10,000	—
Principal repayments on term loan	(3,125)	(3,125)
Payments on repurchase liability	(62,162)	—
Proceeds from exercise of stock options	562	420
Issuance of stock under purchase plan	146	—
Distributions	(4,203)	(6,588)
Net cash used in financing activities	(64,381)	(9,293)
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Net decrease in cash and cash equivalents	(62,583)	(10,751)
Cash and cash equivalents at beginning of period	89,002	79,231
Cash and cash equivalents at end of period	$26,419	$68,480
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,972	$4,581
Cash paid for income taxes	$2,207	$4,472
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$85	$61
Shares issued to acquire Simpatra	$1,841	$—

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

The Company reclassified interest income from other income (expense) to interest expense, net in its unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2023, to conform with the current year presentation. This reclassification had no impact on net loss for the three and six months ended June 30, 2023.

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

The selected significant accounting policies below include those that were added or modified during the three and six months ended June 30, 2024, as a result of the adoption of new accounting policies, and should be read in conjunction with the Company’s 2023 Form 10-K.

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

The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the entire year.

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has, historically, had one business activity and there were no segment managers who were held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Due to the acquisition of a privately held 503B manufacturer of compounded bioidentical hormones on March 18, 2024, the Company evaluated the guidance set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), and concluded that there remains no segment managers and the operations are reviewed and resources allocated on a consolidated level. Therefore, there remains one operating segment. The Company will reevaluate this conclusion in accordance with ASC 280 if and when changes to the organization occur. Please see Note 3 for further detail.

Other Current Assets—Total other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$2,868	$3,914
Advances	4,525	3,638
Income tax receivable	889	1,365
Other assets	154	308
Total other current assets	$8,436	$9,225

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned, but not paid on the Company’s money market account.

Share Repurchase Liability—Share repurchase liability was the result of settlements with former shareholders. This liability was accounted for as a forward share repurchase contract. The forward share repurchase liability was initially measured at the present value of the settlement amount discounted at the rate implicit at inception and subsequently remeasured using the effective interest rate method. Changes in the carrying amount of the forward share repurchase liability are recorded in interest expense in the condensed consolidated statement of operations. The reduction of common shares outstanding was recorded at the inception of the forward share repurchase contracts and factored into the calculation of weighted average shares outstanding at that time. See Note 19. Commitments and Contingencies for additional information.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million during each of the three months ended June 30, 2024 and 2023, respectively and $0.5 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively. Safe harbor contributions are presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of June 30, 2024 and December 31, 2023, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from two vendors totaled 66.9% and 68.2% for the three and six months ended June 30, 2024, respectively. Inventory purchases from three vendors totaled 67.3% and 68.6% for the three and six months ended June 30, 2023, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and six months ended June 30, 2024 and 2023.The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of June 30, 2024 and December 31, 2023.

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

3.
ACQUISITIONS

F.H. Investments

On March 18, 2024, the Company acquired F.H. Investments Inc. (“Asteria Health”) a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $8.9 million consisted of $8.4 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics. The Company determined that the operating metrics set forth in the purchase agreement were met during the second quarter of 2024. The Company distributed the earnout payment to the former owners of Asteria Health, and as of June 30, 2024 was relieved of the earnout liability. The Company remeasures contingent consideration at each reporting date until the contingency is resolved. Due to the short-term nature of the earnout liability, the Company concluded there was no change in the fair value of the earnout liability between the date of acquisition and the date the operating metrics were satisfied. The Company accounted for this transaction as a business combination. The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The Company has received preliminary valuations and is completing its review of the reports and related assumptions. Due to the timing of the acquisition, the Company has not received a valuation on the property and equipment. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

The following table presents the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the purchase of Asteria Health. The preliminary purchase price allocation will be finalized by the end of the measurement period.

		Measurement period adjustments recognized at
(in thousands)	Preliminary Purchase Price Allocation	June 30, 2024	Updated Preliminary Purchase Price Allocation
Accounts receivable	$27	$—	$27
Inventory	1,722	—	1,722
Other current assets	29	9	38
Customer relationships	1,290	—	1,290
Non-compete	220	—	220
Trade name	80	—	80
Property and equipment	321	—	321
Operating lease right-of-use assets	405	—	405
Accounts payable	(63)	—	(63)
Accrued expenses	(297)	—	(297)
Operating lease liabilities, current	(75)	—	(75)
Operating lease liabilities, net of current portion	(330)	—	(330)
Total identifiable net assets	3,329	9	3,338
Total cash consideration	8,354	—	8,354
Earnout liability, current	500	—	500
Goodwill	$5,525	$(9)	$5,516

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

Costs incurred to purchase Asteria Health have been and will be recognized as expenses in the period in which the costs are incurred. During the six months ended June 30, 2024, the Company incurred $0.4 million in acquisition-related costs, consisting primarily of legal and consulting costs which were included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Pellet procedures	$38,418	$35,637	$75,807	$70,707
Dietary supplements	8,241	12,150	15,630	20,480
Disposable trocars	1,114	826	2,141	1,546
Shipping fees and other	338	39	568	74
Product revenue	48,111	48,652	94,146	92,807

Training	298	202	572	538
Contract-term services	290	225	564	435
Other	470	178	691	320
Service revenue	1,058	605	1,827	1,293
Total revenue	$49,169	$49,257	$95,973	$94,100

Revenue recognized by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$47,568	$48,523	$93,224	$92,539
All other	543	129	922	268
Product revenue	48,111	48,652	94,146	92,807

United States	1,058	637	1,827	1,293
All other	—	(32)	—	—
Total revenue	$49,169	$49,257	$95,973	$94,100

Significant changes in contract liability balances were as follows:

	Six Months Ended June 30,
	2024		2023
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,117)	$—	$(928)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,867	901	1,226	595
Transfers between current and non-current liabilities due to the expected revenue recognition period	748	(748)	449	(449)
Total increase in contract liabilities	$1,498	$153	$747	$146

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

Consideration allocated to performance obligations was as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Unsatisfied training obligations – Current	$174	$151
Unsatisfied contract-term services – Current	1,921	1,583
Unsatisfied contract-term services – Long-term	1,066	935
Total allocated to unsatisfied contract-term services	2,987	2,518
Unsatisfied pellet procedures – Current	1,064	940
Unsatisfied pellet procedures – Long-term	478	387
Total allocated to unsatisfied pellet procedures	1,542	1,327
Unsatisfied dietary supplements – Current	-	328
Total deferred revenue – Current	$3,159	$3,002
Total deferred revenue – Long-term	$1,544	$1,322

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and six months ended June 30, 2024 and 2023.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Product inventory – Pellets	$8,264	$7,200
Pellets in process	377	—
Raw materials	186	—
Less: Obsolete and expired pellet allowance	(1,314)	(1,272)
Pellet inventory, net	7,513	5,928
Product inventory – Dietary supplements	11,714	11,394
Less: Obsolete and expired dietary supplement allowance	(15)	(15)
Dietary supplement inventory, net	11,699	11,379
Inventory, net	$19,212	$17,307

As of June 30, 2024, raw material and work in process were not material.

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Trocars	$4,644	$4,644
Leasehold improvements	2,376	1,506
Office equipment	482	253
Computer software	140	140
Furniture and fixtures	385	181
Computer equipment	150	108
Construction in process	2,271	—
Property and equipment	10,448	6,832
Less: Accumulated depreciation	(5,925)	(5,614)
Property and equipment, net	$4,523	$1,218

Total depreciation expense related to property and equipment was $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively and $0.3 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Total depreciation expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Website costs	$6,654	$6,653
Development in process	3,547	2,856
Less: Accumulated amortization	(5,317)	(4,536)
Capitalized software, net	$4,884	$4,973

Total amortization expense for capitalized software was $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively and $0.8 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively. Total amortization expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

		June 30, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$2,110	$(94)	$2,016	8.5 years
Developed technology	4,006	(401)	3,605	5 years
Non-compete agreement	220	(18)	202	3 years
Trade names	165	(21)	144	3 years
Total intangible assets	$6,501	$(534)	$5,967	6 years

As of December 31, 2023, the Company did not have any intangible assets.

Definite Lived Intangible Asset Amortization

The Company recognized $0.3 million and $0.5 million of amortization expense, related to the acquired definite lived intangible assets during the three and six months ended June 30, 2024, respectively. The estimated amortization expense for each of the next five years is as follows:

As of June 30,	(in thousands)
2024 (remaining six months)	$603
2025	1,206
2026	1,206
2027	1,102
2028	1,077
Thereafter	773
Total	$5,967

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued professional fees	$614	$561
Accrued employee-related costs	4,202	6,068
Income tax payable	—	17
Other	2,083	1,851
Accrued expenses	$6,899	$8,497

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At June 30, 2024, the interest rate charged to the Company was approximately 7.94%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027. As of June 30, 2024, the outstanding principal on the Term Loan was $112.5 million.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company drew $10.0 million under the Revolving Loans during the three and six months ended June 30, 2024. The Company did not draw on the Revolving Loans during the three and six months ended June 30, 2023. At June 30, 2024, the Company had $40 million available under its Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to (i) 4.00:1.00, with respect to the fiscal quarter ending June 30, 2023 through and including March 31, 2024, and (ii) 3.75:1.00 thereafter. Beginning with the third fiscal quarter of 2022, the Company must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation, resulting in an event of default as of March 31, 2024. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver with the lender, that waived the event of default and also agreed that the payments made to repurchase the specified shares in settlement of the Donovitz Litigation will no longer continue as an event of default. On June 26, 2024, the Company entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement of the June 5, 2024 Litigation, defined herein, will not qualify as an event of default on the Term Loan. See Note 19. Commitments and Contingencies for additional information on the Donovitz Litigation and the June 5, 2024 Litigation.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the unaudited condensed consolidated balance sheets net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended June 30, 2024 and 2023, respectively.

Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Term loan	$112,500	$115,625
Less: Current portion	(6,250)	(6,250)
	106,250	109,375
Less: Unamortized debt issuance costs	(2,341)	(2,745)
Term loan, net of current portion	$103,909	$106,630

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of June 30,	(in thousands)
2024 (remaining six months)	3,125
2025	6,250
2026	6,250
2027	96,875
$112,500

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$23,668	$23,668

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$41,100	$41,100

There were no movements between levels during the three and six months ended June 30, 2024.

Level 3 Disclosures

Earnout Liability

The earnout liability was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	June 30, 2024	December 31, 2023
Stock price	$7.47	$4.94
Risk-free rate	4.4%	4.0%
Volatility	80.0%	65.0%
Term (in years)	2.9	3.9

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

As of
June 30, 2024
Stock price	$7.47
Risk-free rate	4.5%
Equity volitility	60.0%
Revenue volitility	41.9%
Revenue discount rate	14.7%
Correlation factor	5.0%
Term (in years)	3.5

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2023	$41,100
Fair value of earnout related to acquisitions	855
Settlements	(43,824)
Loss from change in fair value	(26,038)
Fair value as of June 30, 2024	$23,668

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of June 30, 2024, Biote’s ownership of Holdings was approximately 87.7%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

The Company grants RSUs to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the six months ended June 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(1,250,512)	$9.73
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(393,033)	$8.21
RSUs outstanding at June 30, 2024	121,577	$4.95

The Company recognized share-based compensation expense of $0.5 million and $1.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively, related to RSUs. As of June 30, 2024, unrecognized share-based compensation expense related to unvested RSUs was not material. This expense is expected to be recognized over a weighted-average remaining vesting period of 0.02 years.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	4,286,005	$5.60
Exercised	(105,049)	$4.00
Forfeited	(1,081,868)	$4.69
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,067,016	$5.40
Exercised	(144,101)	$3.88
Forfeited	(448,659)	$4.40
Options outstanding at June 30, 2024	11,615,972	$4.94	8.7
Options exercisable at June 30, 2024	2,945,875	$4.45	7.9

The Company recognized share-based compensation expense of $2.3 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $3.7 million and $2.4 million during the six months ended June 30, 2024 and 2023, respectively, related to stock options. As of June 30, 2024, there was $25.5 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.03 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2024 were as follows:

Expected term (in years)	6.1
Volatility	63.9%
Risk-free rate	4.2%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.06 million for each of the three and six months ended June 30, 2024, respectively, and $0.02 million for each of the three and six months ended June 30, 2023, respectively, related to the ESPP. As of June 30, 2024, 35,698 shares had been purchased under the ESPP.

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

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease expense	$171	$112	$297	$224
Total lease cost	$171	$112	$297	$224

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$142	$64	$257	$118
Right-of-use assets obtained in exchange for new operating lease liabilities	$324	$—	$324	$—

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	June 30,	December 31,
(in thousands)	2024	2023
Lease assets
Operating lease right-of-use assets	$2,102	$1,877
Total lease assets	$2,102	$1,877

Lease liabilities
Current:
Operating lease liabilities	$419	$311
Non-current:
Operating lease liabilities	1,807	1,680
Total lease liabilities	$2,226	$1,991

Weighted-average remaining lease term — operating leases (years)	4.57	4.92
Weighted-average discount rate — operating leases	8.10%	8.31%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of March 31,	(in thousands)
2024 (remaining nine months)	287
2025	590
2026	610
2027	630
2028	524
Thereafter	—
Total lease payments	2,641
Less: Interest	(415)
Present value of lease liabilities	$2,226

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. During the year ended December 31, 2023, there were exchanges of units that would generate a deferred tax asset of $23.8 million for the Company and a liability under the TRA of $18.9 million. However, during the three and six months ended June 30, 2024 the Company executed settlement agreements to resolve both the Donovitz Litigation and the June 5, 2024 Litigation, defined herein, pursuant to which the Company acquired certain membership units. The acquisition of these membership units resulted in a reduction in the deferred tax asset and liability under the TRA of $20.3 million and $17.3 million, respectively, during the three and six months ended June 30, 2024. Additionally, during the three and six months ended June 30, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million. Please refer to Note 19. Commitments and Contingencies for additional information regarding the Donovitz Litigation and the June 5, 2024 Litigation.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $0.2 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2024, the Company concluded that it is more likely than not that a substantial portion of the Company’s federal deferred tax assets will be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. However, based on the Company’s analysis, it has recorded a valuation allowance on the foreign deferred tax assets as of June 30, 2024. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

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

As of June 30, 2024, the remaining balance of the repurchase program was $14.4 million. During the three months ended June 30, 2024, the Company purchased 256,043 shares of its Class A common stock for a total of $1.5 million, at an average purchase price per share of $5.84. In addition, pursuant to the settlement of the Donovitz Litigation, defined below, the Company repurchased 5,075,090 shares of Class A common stock then beneficially owned by Donovitz, at a price per share of $4.17. Please refer to Note 19. Commitments and Contingencies for additional information regarding the Donovitz Litigation.

18.
NET LOSS PER COMMON SHARE

The computation of basic and diluted net loss per common share is based on net loss attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net loss per common share
Numerator:
Net loss attributable to biote Corp. stockholders (basic and diluted)	$(6,322)	$(5,143)	$(8,392)	$(11,948)
Denominator:
Weighted average shares outstanding - basic	33,072,156	20,704,866	34,185,578	19,153,574
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding - diluted	33,072,156	20,704,866	34,185,578	19,153,574
Net loss per common share
Basic	$(0.19)	$(0.25)	$(0.25)	$(0.62)
Diluted	$(0.19)	$(0.25)	$(0.25)	$(0.62)

Net loss per common share information for the three and six months ended June 30, 2024 and 2023 reflects only the net loss attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net loss per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	121,577	912,609	121,577	912,609
Stock Options	11,615,972	8,259,614	11,615,972	8,259,614
Class V Voting Stock	5,221,653	34,819,066	5,221,653	34,819,066
Earnout Voting Shares	2,028,226	10,000,000	2,028,226	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	20,574,928	55,578,789	20,574,928	55,578,789

19.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations.

Dr. Gary S. Donovitz

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

On April 26, 2024, the Company repurchased 5,075,090 shares of Class A common stock and 3,117,299 Paired Interests for approximately $32.2 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities. The Company recorded the impact of the settlement agreement during its second fiscal quarter ending June 30, 2024.

Marci M. Donovitz

On June 5, 2024, one of the Company’s stockholders, a trust associated with Marci M. Donovitz (“Ms. Donovitz”), sued Haymaker Sponsor III, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the Delaware Court of Chancery, generally alleging negligent misrepresentation, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “June 5, 2024 Litigation”).

On June 28, 2024, the Company and Ms. Donovitz executed a settlement agreement to resolve the June 5, 2024 Litigation. Pursuant to the settlement agreement, the Company has agreed to repurchase all of the Paired Interests and shares of Class A common stock of the Company beneficially owned by Ms. Donovitz for $60.0 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on June 28, 2024. In addition, the Company and Ms. Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the June 5, 2024 Litigation; (ii) a voting agreement with customary terms acceptable to the Company; and, (iii) the acceleration of the purchase schedule in the event of a change of control.

On June 28, 2024, the Company repurchased 4,146,610 Paired Interests for $30.0 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities.

As a result of settling the Donovitz Litigation and the June 5, 2024 Litigation, the Company recorded a combined repurchase liability of $128.4 million. Accreted interest on the share repurchase liability was $0.5 million, which was included in interest expense, net on the condensed consolidated statement of operations and comprehensive loss for each of the three and six months ended June 30, 2024, respectively.

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

20.
RELATED-PARTY TRANSACTIONS

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $0.3 million during each of the three and six months ended June 30, 2024. The Company did not purchase any inventory from this vendor during the three months ended June 30, 2023 and purchased $0.4 million of inventory during the six months ended June 30, 2023. Amounts due to the vendor were $0.2 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Company engages the services of its Chief Executive Officer’s brother-in-law, Mr. Andy Thacker, through a consulting firm that is wholly owned by Mr. Thacker. He has been engaged for various projects such as information technology projects and project management. The Company did not pay any compensation to the consulting firm during the three months ended June 30, 2024 and paid the consulting firm $0.03 million during the six months ended June 30, 2024. Total compensation paid to the consulting firm under this arrangement was $0.03 million and $0.06 million during the three and six months ended June 30, 2023, respectively. The Company did not have any amounts due to the consulting firm at June 30, 2024 and owed the consulting firm $0.01 million at December 31, 2023. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2024, the date of these unaudited condensed consolidated financial statements, through August 9, 2024, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

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

Our revenue was $96.0 million and $94.1 million, our net loss was $16.3 million and $34.5 million, and our Adjusted EBITDA was $26.9 million and $27.6 million, for the six months ended June 30, 2024 and 2023, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, or geopolitical turmoil, such as the Israel-Hamas war, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three and six months ended June 30, 2024 and 2023.

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

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for our unused Revolving Loans, accreted interest related to our share repurchase liability, net of interest income earned on our money market account and short-term investment.

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

Results of Operations

The table and discussion below present our results for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023
Revenue:
Product revenue	$48,111	$48,652
Service revenue	1,058	605
Total revenue	49,169	49,257
Cost of revenue
Cost of products	14,426	14,992
Cost of services	861	836
Cost of revenue	15,287	15,828
Selling, general and administrative	27,649	25,760
Income from operations	6,233	7,669
Other income (expense), net:
Interest expense, net	(2,577)	(1,645)
Loss from change in fair value of warrant liability	—	(11,793)
Loss from change in fair value of earnout liability	(13,949)	(6,400)
Other income (expense)	(2)	(4)
Total other income (expense), net	(16,528)	(19,842)
Loss before provision for income taxes	(10,295)	(12,173)
Income tax expense	180	922
Net loss	$(10,475)	$(13,095)

Revenue

Revenue for the three months ended June 30, 2024 decreased $0.1 million to $49.2 million, or 0.2%, compared to the three months ended June 30, 2023, which was primarily driven by a $3.9 million decrease in Biote-branded dietary supplements, offset by a $2.8 million increase in revenue from pellet procedures. Furthermore, service revenue increased 74.9% during the three months ended June 30, 2024, compared with the corresponding period of the prior year, primarily as a result of technology fees earned from physician orders placed through our new platform, BioteRx and an increase in training revenue during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cost of revenue

Cost of revenue for the three months ended June 30, 2024 decreased $0.5 million, to $15.3 million, or (3.4%), compared to the three months ended June 30, 2023. Cost of Biote branded dietary supplements decreased $2.2 million for the period primarily as a result of the decrease in Biote-branded dietary supplement revenue, compared with the corresponding period of the prior year. This decrease in cost of revenue was partially offset by a $0.8 million increase in cost of pellet procedures, which was driven by an increase in pellet procedure revenue, compared to the three months ended June 30, 2023.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2024 increased $1.9 million to $27.6 million, or 7.3%, compared to the three months ended June 30, 2023. This increase was primarily due to a $1.4 million increase in payroll and related expenses that was driven by an increase in the Company’s executive-level headcount and expenses related to its first annual marketing event for Biote-certified practitioners since the onset of the COVID-19 pandemic of $1.3 million, compared with the corresponding period of the prior year. Additionally, during the three months ended June 30, 2024, amortization expense increased $0.4 million compared to the three months ended June 30, 2023, due to the addition of intangible assets acquired during the first quarter of 2024. These increases were partially offset by a $1.1 million decrease in legal expenses as a result of settling the Donovitz Litigation during the three months ended June 30, 2024. Additionally, during the three months ended June 30, 2024, expenses related to outsourced professional services decreased $0.7 million due to a decrease in consulting service fees and travel related expenses decreased $0.3 million compared to the three months ended June 30, 2023.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2024, increased $0.9 million to $2.6 million compared to the three months ended June 30, 2023. The increase was primarily a result of $0.5 million in accreted interest related to our share repurchase liability, higher interest rates on our Term Loan during the period and a decrease in interest income earned on our money market account.

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

Loss from Change in Fair Value of Earnout Liability,

The loss recognized from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the three months ended June 30, 2024 and 2023. For the three months ended June 30, 2024, the closing price of the Company’s Class A common stock increased 28.8%, compared with an increase of 9.2% in the corresponding period of 2023. The increase in the closing price of our Class A common stock for the three months ended June 30, 2023 outpaced the increase in the closing price of our Class A common stock for the three months ended June 30, 2024, resulting in a decrease in the loss from change in the fair value of the earnout liability during the 2024 period.

Other Income (Expense)

The change in other income (expense) for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2024 decreased $0.7 million, compared to the three months ended June 30, 2023. This decrease in expense was primarily driven by a decrease in the forecasted annual tax rate of approximately 6.9% for the fiscal year ended December 31, 2024.

The table and discussion below present our results for the six months ended June 30, 2024:

	Six Months Ended June 30,
(in thousands)	2024	2023
Revenue:
Product revenue	$94,146	$92,807
Service revenue	1,827	1,293
Total revenue	95,973	94,100
Cost of revenue
Cost of products	27,228	28,019
Cost of services	1,426	1,686
Cost of revenue	28,654	29,705
Selling, general and administrative	50,659	48,845
Income from operations	16,660	15,550
Other income (expense), net:
Interest expense, net	(4,237)	(3,291)
Loss from change in fair value of warrant liability	—	(13,411)
Loss from change in fair value of earnout liability	(26,038)	(31,810)
Other income (expense)	(4)	(11)
Total other income (expense), net	(30,279)	(48,523)
Loss before provision for income taxes	(13,619)	(32,973)
Income tax expense	2,666	1,552
Net loss	$(16,285)	$(34,525)

Revenue

Revenue for the six months ended June 30, 2024 increased $1.9 million to $96.0 million, or 2.0%, compared to the six months ended June 30, 2023, which was primarily driven by a $5.1 million increase in revenue from pellet procedures, partially offset by a 23.7% decrease in Biote-branded dietary supplements. Furthermore, service revenue increased 41.3% during the six months ended June 30, 2024, compared with the corresponding period of the prior year, primarily as a result of technology fees earned from physician orders placed through our new platform, BioteRx, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cost of revenue

Cost of revenue for the six months ended June 30, 2024 decreased $1.1 million, to $28.7 million, or (3.5%), compared to the six months ended June 30, 2023. Cost of Biote-branded dietary supplements decreased $3.3 million for the period primarily due to the decrease in Biote-branded dietary supplement sales, compared with the corresponding period of the prior year. This decrease in cost of revenue was partially offset by a $1.4 million increase in cost of pellet procedures, which was driven by the increase in revenue, compared to the six months ended June 30, 2023.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2024 increased $1.8 million to $50.7 million, or 3.7%, compared to the six months ended June 30, 2023. This increase was primarily due to a $2.0 million increase in payroll and related expenses that was driven by an increase in the Company’s executive-level headcount and expenses related to the Company’s first annual marketing event for Biote-certified practitioners since the onset of the COVID-19 pandemic of $1.0 million, compared with the corresponding period of the prior year. Marketing expenses increased $0.4 million during the six months ended June 30, 2024 due to an increase in web-based marketing and the production of informational materials in the ongoing effort to increase awareness of the products and services offered by Biote-certified practitioners compared to the six months ended June 30, 2023. Additionally, during the six months ended June 30, 2024, amortization expense increased $0.7 million compared to the six months ended June 30, 2023, due to the addition of intangible assets acquired during the first quarter of 2024. These increases were partially offset by a $1.2 million decrease in legal expenses as a result of settling the Donovitz Litigation during the six months ended June 30, 2024 and the completion of the acquisitions during the first quarter of 2024, compared to the six months ended June 30, 2023. Additionally, during the six months ended June 30, 2024, expenses related to outsourced professional services decreased $0.8 million due to a decrease in consulting service fees and travel related expenses decreased $0.4 million compared to the three months ended June 30, 2023.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2024 increased $0.9 million to $4.2 million compared to the six months ended June 30, 2023. The increase was primarily a result of $0.5 million in accreted interest related to our share repurchase liability, higher interest rates on our Term Loan during the period and a decrease in interest income earned on our money market account.

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

Loss from Change in Fair Value of Earnout Liability,

The loss recognized from change in fair value of the earnout liability was primarily due to the change in the closing price of our Class A common stock during the six months ended June 30, 2024 and 2023. For the six months ended June 30, 2024, the closing price of the Company’s Class A common stock increased 51.2%, compared with an increase of 81.2% in the corresponding period of 2023. The increase in the closing price of our Class A common stock for the six months ended June 30, 2023 outpaced the increase in the closing price of our Class A common stock for the six months ended June 30, 2024, resulting in a decrease in the loss from change in the fair value of the earnout liability during the 2024 period.

Other Income (Expense)

The change in other income (expense) for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2024 increased $1.1 million, compared to the six months ended June 30, 2023. The increase in tax expense was primarily attributable to the increase in Biote’s ownership of Holdings as of June 30, 2024 compared to June 30, 2023. This increase in expense was partially offset by a decrease in the forecasted annual tax rate of approximately 6.9% for the fiscal year ended December 31, 2024.

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

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023		2024	2023
Net Loss	$(10,475)	$(13,095)		$(16,285)	$(34,525)
Interest expense, net(1)	2,577	1,645		4,237	3,291
Income tax expense	180	922		2,666	1,552
Depreciation and amortization(2)	876	530		1,626	1,068
Share-based compensation expense(3)	2,841	2,647	`	4,604	4,817
Litigation expenses-former owner(4)	(12)	1,539		589	2,069
Litigation-other(5)	22	184		92	368
Legal settlement (gain) loss(6)	—	—		—	1,198
Inventory fair value write-up(7)	1,206	—		1,206	—
Transaction-related expenses(8)	—	1,472		45	1,796
Other expenses(9)	1,202	341		1,287	609
Merger and acquisition expenses(10)	376	160		795	181
Loss from change in fair value of warrant liability	—	11,793		—	13,411
Loss from change in fair value of earnout liability	13,949	6,400		26,038	31,810
Adjusted EBITDA	$12,742	$14,538		$26,900	$27,645

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account and short-term investment. For the three and six months ended June 30, 2024, interest expense, net included $0.5 million of accreted interest related to the share repurchase liability.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.01 million was included in cost of products for the three and six months ended June 30, 2024.
(3)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including phantom stock awards, stock options and restricted stock units.
(4)
Represents legal expenses to defend the Company against claims asserted by the Company’s former owner.

(5)
Represents litigation expenses other than those incurred in connection with claims asserted by the Company’s former owner that are not related to the Company’s ongoing business.
(6)
Represents settlements of legal matters.
(7)
Represents the fair market value write-up of inventory accounted for under ASC 805 related to the acquisition of Asteria Health.
(8)
Represents transaction costs including legal fees of $0.04 million during the six months ended June 30, 2024, and professional services fees of $0.9 million and legal fees of $0.5 million during the three months ended June 30, 2023 and professional services fees of $0.9 million and legal fees of $0.8 million for the six months ended June 30, 2023 that were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings.
(9)
Represents professional services fees of $0.1 million incurred related to the accounting treatment of the share repurchase liability, strategic consulting and advisory services of $0.5 million, executive severance costs of $0.3 million and a realized foreign currency loss of less than $0.01 million for each of the three and six months ended June 30, 2024, and professional services fees of $0.05 million associated with the restatement of the Company’s financial statements for the quarters ended June 30, 2022 and September 30, 2022, executive severance costs of $0.2 million, costs related to recruiting executive level management, including the Chief Commercial Officer of $0.1 million and a realized foreign currency gain of less than $0.01 million for the three months ended June 30, 2023 and professional services fees of $0.1 million and legal fees of $0.1 million associated with the restatement of the Company’s financial statements for the quarters ended June 30, 2022 and September 30, 2022, executive severance costs of $0.2 million and costs related to recruiting executive level management, including the Chief Commercial Officer of $0.2 million and a realized foreign currency loss of $0.01 million for the six months ended June 30, 2023.
(10)
Represents legal fees of $0.2 million and $0.5 million and professional services fees of $0.2 million and $0.3 million incurred during the three and six months ended June 30, 2024, respectively, related to our recent acquisitions and other strategic opportunities. For the three and six months ended June 30, 2023, the amount represents professional services fees of $0.1 million and legal fees of $0.05 million associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $26.4 million and $89.0 million, respectively. Additionally, as of June 30, 2024 and December 31, 2023, we had $40.0 million and $50.0 million, respectively, of Revolving Loans available under our Truist Credit Agreement.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$17,319	$19,767
Net cash used in investing activities	(15,513)	(21,225)
Net cash used in financing activities	(64,381)	(9,293)

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

Net cash provided by operating activities for the six months ended June 30, 2024 decreased $2.4 million to $17.3 million compared to cash provided by operating activities of $19.8 million for the six months ended June 30, 2023. Our cash flow from working capital for the six months ended June 30, 2024, was impacted by a $0.3 million increase in Biote-branded dietary supplement inventory, compared with a $4.2 million decrease in Biote-branded dietary supplement inventory during the six months ended June 30, 2023. Additionally, in March 2024 we acquired Asteria Health, resulting in a $0.6 million increase in pellets in process and raw material used in the production of our pellets for the six months ended June 30, 2024. Further, due to the settlement of the Donovitz Litigation, legal and other related accrued liabilities decreased approximately $1.0 million compared to the six months ended June 30, 2023. During the six months ended June 30, 2024, we made investments in key sales and marketing initiatives, including our annual marketing event for Biote-certified practitioners, which impacted cash from working capital by $0.8 million, compared to the six months ended June 30, 2023. Cash used by these activities during the six months ended June 30, 2024 was partially offset by a $2.7 million reduction in cash used for advances on future inventory purchases, compared with the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities decreased $5.7 million to $15.5 million for the six months ended June 30, 2024, compared to $21.2 million for the six months ended June 30, 2023. This decrease was principally driven by the maturity of a $20.0 million short- term investment that was purchased in 2023 and not replaced with a new investment in 2024, partially offset by the acquisition of Asteria Health, Simpatra and BioSana during the six months ended June 30, 2024.

Financing Activities

Net cash used in financing activities increased $55.1 million to $64.4 million for the six months ended June 30, 2024, compared to $9.3 million for the six months ended June 30, 2023. The increase in our cash flow used in financing activities was primary driven by a $62.2 million payment on our share repurchase liability that we recorded related to the settlement of the Donovitz Litigation and the June 5, 2024 Litigation. Additionally we used cash of $5.6 million to repurchase Class A common stock during the six months ended June 30, 2024. This increase was partially offset by a $10.0 million draw under our Revolving Loans, which was used to fund a portion of the $62.2 million payment on the share repurchase liability and a $2.4 million reduction in distributions to our partners during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) December 31, 2026, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not have appropriate accounting competence and capabilities to properly record in our financial statements certain complex and non-routine accounting issues, particularly related to revenue recognition, financial instruments, and equity. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. Additionally, we identified control issues related to information technology general controls in connection with change management, user access controls and segregation of duties as it relates to user access controls. This material weakness has not been remediated as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Gary S. Donovitz

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

Marci M. Donovitz

On June 5, 2024, one of the Company’s stockholders, a trust associated with Marci M. Donovitz (“Ms. Donovitz”), sued Haymaker Sponsor III, LLC, the Company’s outside legal counsel, and certain Company executive officers and directors in the Delaware Court of Chancery, generally alleging negligent misrepresentation, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “June 5, 2024 Litigation”).

On June 28, 2024, the Company and Ms. Donovitz executed a settlement agreement to resolve the June 5, 2024 Litigation. Pursuant to the settlement agreement, the Company has agreed to repurchase all of the Paired Interests and shares of Class A common stock of the Company beneficially owned by Ms. Donovitz for $60.0 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on June 28, 2024. In addition, the Company and Ms. Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the June 5, 2024 Litigation; (ii) a voting agreement with customary terms acceptable to the Company; and, the acceleration of the purchase schedule in the event of a change of control.

On June 28, 2024, the Company repurchased 4,146,610 Paired Interests for $30.0 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities.

As a result of settling the Donovitz Litigation and the June 5, 2024 Litigation, the Company recorded a combined repurchase liability of $128.4 million. Accreted interest on the share repurchase liability was $0.5 million, which was included in interest expense, net on the condensed consolidated statement of operations and comprehensive loss for each of the three and six months ended June 30, 2024, respectively.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the three and six months ended June 30, 2024, approximately 55.4% and 55.9%, respectively, of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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
•
fluctuations in share-based compensation expenses;
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

Over the past six months, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Financial Officer and a new Chief Information Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment to Credit Agreement and Waiver”) with the lender, that waived the event of default and also agreed that the payments made to repurchase the specified shares in settlement of the Donovitz Litigation will no longer continue as an event of default. On June 26, 2024, the Company entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement of the June 5, 2024 Litigation will not qualify as an event of default on the Term Loan. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which Biote conducts its business, and Biote may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Biote’s ability to comply with the covenants under the Credit Agreement may be affected by events beyond its control, and it may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. Biote failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation, resulting in an event of default as of March 31, 2024. On April 26, 2024, the lender waived the event of default. If Biote is unable to generate sufficient cash to repay its debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, Biote may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, and concluded that we did not maintain effective internal control over financial reporting.

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

As of June 30, 2024, 39,831,277 shares (which includes 2,028,226 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 32,581,398 shares of Class A common stock and 7,249,879 shares of Class V voting stock. Following the Business Combination, shares held by HYAC’s public stockholders have been freely tradeable, and the shares held by the Sponsor and the Members, following their exercise of Exchange Rights, are freely tradeable as of the six-month anniversary of the Closing, subject to applicable securities laws. We have also registered all shares of Class A common stock that we may issue under the Incentive Plan or the ESPP. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market. These sales of shares of Class A common stock, or the perception of these sales, may depress the market price of our Class A common stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through August 6, 2024, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

On August 6, 2024, the closing price of our Class A common stock was $7.01 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of Biote in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 15.8% of our Class A common stock as of August 6, 2024. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

Further we and each of our officers, directors and selling stockholders executed lock-up agreements in which they agreed not to offer, sell, agree to sell, directly or indirectly, or otherwise dispose of any shares of Class A common stock or any securities convertible into or exchangeable for shares of Class A common stock without the prior written consent of the underwriters for a period of 90 days after January 6, 2023, subject to customary exceptions. We do not, however, expect to receive lock-up agreements from any other stockholders.

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

As of August 6, 2024, 39,831,277 shares (which includes 2,028,226 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 32,581,398 shares of Class A common stock and 7,249,879 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 15.8% of our Class A common stock as of August 6, 2024. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 26,906,597 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of August 6, 2024 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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
•
tax effects of share-based compensation;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2024, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to $20.0 million its outstanding Class A common stock.

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

During the three months ended June 30, 2024, the Company purchased 256,043 shares of its Class A common stock, par value $0.0001 per share. As of June 30, 2024, $14.4 million remained available for additional share repurchases. The following table summarizes the purchases of the Company's Class A common stock for the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	256,043	5.84	256,043	$14,409,661
May 1, 2024 - May 31, 2024	—	—	—	$14,409,661
June 1, 2024 - June 30, 2024	—	—	—	$14,409,661
Total	256,043	$5.84	256,043

On April 26, 2024, the Company repurchased 5,075,090 shares of its Class A common stock pursuant to the settlement of the Donovitz Litigation with Dr. Gary S. Donovitz at an average price per share of $4.17.

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
10.1†+

Settlement Agreement between the Company and Dr. Gary S. Donovitz, dated April 23, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on May 10, 2024).

10.2*†+	Settlement Agreement between the Company and Marci M. Donovitz, dated June 28, 2024.
10.3*#	Separation Agreement, by and between BioTE Medical, LLC and Mary Puncochar, dated July 3, 2024.
10.4#

Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-265714) filed with the SEC on April 1, 2024).

10.5*

First Amendment and Waiver to Credit agreement, dated as of April 26, 2024, by and among BioTE Medical, LLC, BioTE Holdings, LLC, other guarantors party therein, the lenders party therein, and Truist Bank as the Administrative Agent.

10.6*

Second Amendment to Credit agreement, dated as of June 26, 2024, by and among BioTE Medical, LLC, BioTE Holdings, LLC, other guarantors party therein, the lenders party therein, and Truist Bank as the Administrative Agent.

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

BIOTE CORP.

Date: August 9, 2024	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)