Form 10-Q
period 2024-09-30
biote Corp.
filed 2024-11-12
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 32,700,163 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,636,975 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$38,225	$89,002
Accounts receivable, net	8,493	6,809
Inventory, net	16,200	17,307
Other current assets	7,065	9,225
Total current assets	69,983	122,343
Property and equipment, net	5,813	1,218
Capitalized software, net	4,974	4,973
Goodwill	5,516	—
Intangible assets, net	5,666	—
Operating lease right-of-use assets	3,376	1,877
Deferred tax asset	5,924	24,884
Total assets	$101,252	$155,295

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,374	$4,155
Accrued expenses	8,185	8,497
Term loan, current	6,250	6,250
Deferred revenue, current	2,927	3,002
Earnout liabilities, current	100	—
Operating lease liabilities, current	482	311
Share repurchase liabilities, current	24,192	—
Total current liabilities	46,510	22,215
Term loan, net of current portion	102,548	106,630
Revolving loans	10,000	—
Deferred revenue, net of current portion	1,603	1,322
Operating lease liabilities, net of current portion	3,026	1,680
Share repurchase liabilities, net of current portion	43,610	—
TRA liability	4,424	18,894
Earnout liabilities, net of current portion	16,355	41,100
Total liabilities	228,076	191,841
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 32,700,163 and 35,842,383, shares issued, 31,112,663 and 34,254,883 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 and 38,819,066 shares issued, 5,221,653 and 28,819,066 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	1	3
Additional paid-in capital	—	—
Accumulated deficit	(124,717)	(29,391)
Accumulated other comprehensive loss	(29)	(12)
Treasury stock, at cost	(5,600)	—
biote Corp.’s stockholders’ deficit	(130,342)	(29,397)
Noncontrolling interest	3,518	(7,149)
Total stockholders’ deficit	(126,824)	(36,546)
Total liabilities and stockholders’ deficit	$101,252	$155,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$49,806	$44,831	$143,952	$137,638
Service revenue	1,578	726	3,405	2,019
Total revenue	51,384	45,557	147,357	139,657
Cost of revenue
Cost of products	14,431	13,070	41,659	41,089
Cost of services	741	1,097	2,167	2,783
Cost of revenue	15,172	14,167	43,826	43,872
Selling, general and administrative	24,028	23,791	74,687	72,636
Income from operations	12,184	7,599	28,844	23,149
Other income (expense), net:
Interest expense, net	(3,542)	(1,530)	(7,779)	(4,821)
Loss from change in fair value of warrant liability	—	—	—	(13,411)
Gain (loss) from change in fair value of earnout liabilities	7,213	17,450	(18,825)	(14,360)
Other income (expense)	—	(3)	(4)	(14)
Total other income (expense), net	3,671	15,917	(26,608)	(32,606)
Income (loss) before provision for income taxes	15,855	23,516	2,236	(9,457)
Income tax expense	3,198	3,874	5,673	5,426
Net Income (loss)	12,657	19,642	(3,437)	(14,883)
Less: Net income (loss) attributable to noncontrolling interest	1,955	12,112	(2,891)	(10,465)
Net income (loss) attributable to biote Corp. stockholders	$10,702	$7,530	$(546)	$(4,418)

Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	8	(10)	8
Other comprehensive income (loss)	(8)	8	(10)	8
Comprehensive income (loss)	$12,649	$19,650	$(3,447)	$(14,875)

Net income (loss) per common share
Basic	$0.34	$0.25	$(0.02)	$(0.19)
Diluted	$0.33	$0.24	$(0.02)	$(0.19)
Weighted average common shares outstanding
Basic	31,045,174	30,334,193	33,235,662	22,921,401
Diluted	32,260,809	31,041,245	33,235,662	22,921,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(2,112)	(2,112)
Net loss	—	—	—	—	—	(4,161)	—	—	(4,161)	(1,565)	(5,726)
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)	(3)	(5)
Share-based compensation	—	—	—	—	—	1,763	—	—	1,763	—	1,763
Vesting of RSUs	177,843	—	—	—	—	(90)	—	—	(90)	90	—
Exercise of stock options	80,598	—	—	—	—	(931)	—	—	(931)	1,255	324
Common stock repurchased	(740,921)	—	—	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Shares issued in connection with acquisition	291,829	—	—	—	—	879	—	—	879	695	1,574

Balance at March 31, 2024	34,064,232	$3	28,819,066	$3	$—	$(31,931)	$(14)	$(4,088)	$(36,027)	$(8,789)	$(44,816)

Distributions	—	—	—	—	—	—	—	—	—	(2,091)	(2,091)
Net loss	—	—	—	—	—	(7,087)	—	—	(7,087)	(3,281)	(10,368)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	2,841	—	—	2,841	—	2,841
Vesting of RSUs	215,190	—	—	—	—	(17,759)	(7)	—	(17,766)	17,766	—
Issuance of stock under purchase plans	35,698	—	—	—	—	(725)	—	—	(725)	871	146
Exercise of stock options	63,503	—	—	—	—	(2,549)	(1)	—	(2,550)	2,788	238
Common stock repurchased	(256,043)	—	—	—	—	—	—	(1,511)	(1,511)	—	(1,511)
Shares issued in connection with acquisition		—	—	—	—	267	—	—	267	—	267
Exchanges of Class V voting stock	1,946,408	—	(1,946,408)	—	—	3,656	2	—	3,658	(3,658)	—
Legal Settlement - Repurchase of Shares	(5,075,090)	—	(21,651,005)	(2)	—	(126,498)	1	(1)	(126,500)	(1,916)	(128,416)
Legal Settlement - Liabilities	—	—	—	—	—	41,424	—	—	41,424	—	41,424
TRA liability	—	—	—	—	—	829	—	—	829	—	829

Balance at June 30, 2024	30,993,898	$3	5,221,653	$1	$—	$(137,532)	$(22)	$(5,600)	$(143,150)	$1,690	$(141,460)

Distributions	—	—	—	—	—	—	—	—	—	(453)	(453)
Net income	—	—	—	—	—	10,702	—	—	10,702	1,955	12,657
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	(7)	(1)	(8)
Share-based compensation	—	—	—	—	—	2,245	—	—	2,245	—	2,245
Vesting of RSUs	51,750	—	—	—	—	(110)	—	—	(110)	110	—
Exercise of stock options	67,015	—	—	—	—	30	—	—	30	217	247
TRA liability	—	—	—	—	—	(52)	—	—	(52)	—	(52)

Balance at September 30, 2024	31,112,663	$3	5,221,653	$1	$—	$(124,717)	$(29)	$(5,600)	$(130,342)	$3,518	$(126,824)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

								Total
							Accumulated	Stockholders’
					Additional		Other	Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	biote Corp.	Interest	Deficit
Balance at December 31, 2022	9,655,387	$1	48,565,824	$5	$—	$(44,460)	$(5)	$(44,459)	$(13,815)	$(58,274)

Distributions	—	—	—	—	—	—	—	—	(3,093)	(3,093)
Net loss	—	—	—	—	—	(6,805)	—	(6,805)	(14,625)	(21,430)
Other comprehensive income	—	—	—	—	—	—	—	—	1	1
Share-based compensation	—	—	—	—	—	2,170	—	2,170	—	2,170
Vesting of RSUs	426,208	—	—	—	—	1,915	(4)	1,911	(1,911)	—
Exercise of stock options	105,049	—	—	—	—	2,043	(3)	2,040	(1,620)	420
Litigation settlement	375,000	—	—	—	—	1,199	—	1,199	—	1,199
Exchanges of Class V voting stock	7,953,258	1	(7,953,258)	(1)	—	208	—	208	(208)	—
TRA liability	—	—	—	—	—	(4,802)	—	(4,802)	—	(4,802)

Balance at March 31, 2023	18,514,902	$2	40,612,566	$4	$—	$(48,532)	$(12)	$(48,538)	$(35,271)	$(83,809)

Distributions	—	—	—	—	—	—	—	—	(3,495)	(3,495)
Net loss	—	—	—	—	—	(5,143)	—	(5,143)	(7,952)	(13,095)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Share-based compensation	—	—	—	—	—	2,647	—	2,647	—	2,647
Vesting of RSUs	326,261	—	—	—	—	(3,932)	(1)	(3,933)	3,933	—
Settlement of warrants	3,088,473	—	—	—	—	15,986	(1)	15,985	1,530	17,515
Exchanges of Class V voting stock	5,793,500	1	(5,793,500)	(1)	—	(14,419)	(4)	(14,423)	14,423	—
TRA liability	—	—	—	—	—	7,000	—	7,000	—	7,000

Balance at June 30, 2023	27,723,136	$3	34,819,066	$3	$—	$(46,393)	$(18)	$(46,405)	$(26,833)	$(73,238)

Distributions	—	—	—	—	—	—	—	—	(1,000)	(1,000)
Net income	—	—	—	—	—	7,530	—	7,530	12,112	19,642
Other comprehensive income	—	—	—	—	—	—	8	8	9	17
Share-based compensation	—	—	—	—	—	2,243	—	2,243	—	2,243
Vesting of RSUs	217,217	—	—	—	—	(1,730)	(1)	(1,731)	1,731	—
Exchanges of Class V voting stock	6,000,000	—	(6,000,000)	—	—	(3,244)	(2)	(3,246)	3,245	(1)
TRA liability	—	—	—	—	—	1,072	—	1,072	—	1,072

Balance at September 30, 2023	33,940,353	3	28,819,066	3	—	(40,522)	(13)	(40,529)	(10,736)	(51,265)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(3,437)	$(14,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,436	1,484
Bad debt expense	911	624
Amortization of debt issuance costs	605	591
Provision for obsolete inventory	683	(32)
Non-cash lease expense	685	423
Non-cash interest on share repurchase liability	1,548	—
Shares issued in settlement of litigation	—	1,199
Share-based compensation expense	6,849	7,060
Loss from change in fair value of warrant liability	—	13,411
Loss from change in fair value of earnout liabilities	18,825	14,360
Deferred income taxes	2,233	394
Changes in operating assets and liabilities:
Accounts receivable	(2,550)	(3,834)
Inventory	2,179	137
Other current assets	2,189	(7,118)
Accounts payable	156	1,582
Deferred revenue	206	853
Accrued expenses	24	4,005
Operating lease liabilities	(667)	(329)
Net cash provided by operating activities	32,875	19,927
Investing Activities
Purchases of short-term investments	—	(20,000)
Purchases of property and equipment	(4,760)	(518)
Purchases of capitalized software	(1,116)	(1,191)
Acquisitions, net of cash acquired	(11,611)	—
Net cash used in investing activities	(17,487)	(21,709)
Financing Activities
Repurchases of common stock	(5,599)	—
Borrowings on revolving loans	10,000	—
Principal repayments on term loan	(4,687)	(4,687)
Payments on repurchase liability	(62,162)	—
Proceeds from exercise of stock options	809	420
Issuance of stock under purchase plan	146	—
Distributions	(4,656)	(7,588)
Net cash used in financing activities	(66,149)	(11,855)
Effect of exchange rate changes on cash and cash equivalents	(16)	(19)
Net decrease in cash and cash equivalents	(50,777)	(13,656)
Cash and cash equivalents at beginning of period	89,002	79,231
Cash and cash equivalents at end of period	$38,225	$65,575
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,325	$7,022
Cash paid for income taxes	$2,288	$2,789
Non-cash investing and financing activities
Shares issued to acquire Simpatra	$1,841	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—biote Corp. (inclusive of its consolidated subsidiaries, the “Company” or “Biote”) is a Delaware incorporated company headquartered in Irving, Texas. The Company was founded in 2012 and trains physicians and nurse practitioners in therapeutic wellness and hormone optimization using bio-identical hormone replacement pellet therapy in men and women experiencing hormonal imbalance.

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

Revision of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of its financial statements for the quarter ended June 30, 2024, the Company identified certain errors in the calculations used to record activity and balances related to noncontrolling interest. The impact of the errors was an overstatement of net loss attributable to noncontrolling interest of $2.2 million, $0.9 million, and $3.0 million for the three months ended March 31, 2024, the three months ended June 30, 2024, and the six months ended June 30, 2024, respectively, and an overstatement of noncontrolling interest of $0.7 million as of March 31, 2024.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined that it was not material to any previously issued interim condensed consolidated financial statements. However, adjusting for the cumulative effect of this error in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2024 would be material to the Company’s results for this period as the cumulative amount of the error increased over time. As such, the Company has revised its previously issued condensed consolidated financial statements to correct the errors.

The accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Form 10-Q have been revised to correct for the immaterial errors discussed above. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable (please refer to “Part II, Item 5. Other Information” below for additional information). The tables below provide reconciliations of our previously reported amounts to our revised amounts to correct for the immaterial errors.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

				Total		Total
				Stockholders’		Stockholders’
				Deficit		Deficit	Non-		Non-
	Accumulated	Adjustment	Accumulated	Attributable to	Adjustment	Attributable to	controlling	Adjustment	controlling
	Deficit	Noncontrolling Interest	Deficit	biote Corp.	Noncontrolling Interest	biote Corp.	Interest	Noncontrolling Interest	Interest
(in thousands)	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised
Balance at December 31, 2023	$(29,391)	$—	(29,391)	$(29,397)	$—	$(29,397)	$(7,149)	$—	$(7,149)

Distributions	—	—	—	—	—	—	(2,112)	—	(2,112)
Net loss	(2,070)	(2,091)	(4,161)	(2,070)	(2,091)	(4,161)	(3,740)	2,175	(1,565)
Other comprehensive income (loss)	—	—	—	(2)	—	(2)	(3)	—	(3)
Share-based compensation	1,763	—	1,763	1,763	—	1,763	—	—	—
Vesting of RSUs	(155)	65	(90)	(155)	65	(90)	155	(65)	90
Exercise of stock options	(1,831)	900	(931)	(1,831)	900	(931)	2,155	(900)	1,255
Common stock repurchased	—	—	—	(4,088)	—	(4,088)	—	—	—
Shares issued in connection with acquisition	381	498	879	381	498	879	1,193	(498)	695

Balance at March 31, 2024	$(31,303)	$(628)	$(31,931)	$(35,399)	$(628)	$(36,027)	$(9,501)	$712	$(8,789)

Distributions	—	—	—	—	—	—	(2,091)	—	(2,091)
Net loss	(6,322)	(765)	(7,087)	(6,322)	(765)	(7,087)	(4,153)	872	(3,281)
Other comprehensive income (loss)	—	—	—	(3)	—	(3)	—	—	—
Share-based compensation	2,841	—	2,841	2,841	—	2,841	—	—	—
Vesting of RSUs	(19,536)	1,777	(17,759)	(19,543)	1,777	(17,766)	19,543	(1,777)	17,766
Issuance of stock under purchase plans	(812)	87	(725)	(812)	87	(725)	958	(87)	871
Exercise of stock options	(2,827)	278	(2,549)	(2,828)	278	(2,550)	3,066	(278)	2,788
Common stock repurchased	—	—		(1,511)	—	(1,511)	—	—	—
Shares issued in connection with acquisition	267	—	267	267	—	267	—	—	—
Exchanges of Class V voting stock	4,022	(366)	3,656	4,024	(366)	3,658	(4,024)	366	(3,658)
Legal Settlement - Repurchase of Shares	(126,306)	(192)	(126,498)	(126,308)	(192)	(126,500)	(2,108)	192	(1,916)
Legal Settlement - Liabilities	41,424	—	41,424	41,424	—	41,424	—	—	—
TRA liability	829	—	829	829	—	829	—	—	—

Balance at June 30, 2024	$(137,723)	$191	$(137,532)	$(143,341)	$191	$(143,150)	$1,690	$—	$1,690

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The selected significant accounting policies below include those that were added or modified during the three and nine months ended September 30, 2024, as a result of the adoption of new accounting policies, and should be read in conjunction with the Company’s 2023 Form 10-K.

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

The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the entire year.

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company has, historically, had one business activity and there were no segment managers who were held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Due to the acquisition of a privately held 503B manufacturer of compounded bioidentical hormones on March 18, 2024, the Company evaluated the guidance set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), and concluded that there remains no segment managers and the operations are reviewed and resources allocated on a consolidated level. Therefore, there remains one operating segment. The Company will reevaluate this conclusion in accordance with ASC 280 if and when changes to the organization occur. Please refer to Note 3 for additional information on the acquisition.

Other Current Assets—Total other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$2,776	$3,914
Advances	3,779	3,638
Income tax receivable	402	1,365
Other assets	108	308
Total other current assets	$7,065	$9,225

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned, but not received on the Company’s money market account.

Share Repurchase Liabilities—Share repurchase liabilities were the result of settlements with former shareholders. These liabilities were accounted for as forward share repurchase contracts. The forward share repurchase liabilities were initially measured at the present value of the settlement amounts discounted at the rate implicit at inception and subsequently remeasured using the effective interest rate method. Changes in the carrying amounts of the forward share repurchase liabilities are recorded in interest expense in the condensed consolidated statement of operations and comprehensive income (loss). The reduction of Class A common stock outstanding was recorded at the inception of the forward share repurchase contracts and factored into the calculation of weighted average shares outstanding at that time. See Note 19 Commitments and Contingencies for additional information.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million during each of the three months ended September 30, 2024 and 2023, respectively and $0.7 million and $0.6 million during the nine months ended September 30, 2024 and 2023, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of September 30, 2024 and December 31, 2023, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from four vendors totaled 92.1% and 83.8% for the three and nine months ended September 30, 2024, respectively, and 85.8% for the nine months ended September 30, 2023. Inventory purchases from three vendors totaled 83.2% for the three months ended September 30, 2023. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and nine months ended September 30, 2024 and 2023.The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of September 30, 2024 and December 31, 2023.

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

Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to the interim and annual financial statements. The amendments in this ASU are applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2027. Early adoption is permitted. Due to the timing of the issuance of ASU 2024-03, the Company has not begun its process of evaluating the impact of this new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments to this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

3.
ACQUISITIONS

F.H. Investments

On March 18, 2024, the Company acquired F.H. Investments Inc. (“Asteria Health”) a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $8.9 million consisted of $8.4 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics. The Company determined that the operating metrics set forth in the purchase agreement were met during the second quarter of 2024. The Company distributed the earnout payment to the former owners of Asteria Health, and as of September 30, 2024 was relieved of the earnout liability. The Company remeasures contingent consideration at each reporting date until the contingency is resolved. Due to the short-term nature of the earnout liability, the Company concluded there was no change in the fair value of the earnout liability between the date of acquisition and the date the operating metrics were satisfied. The Company accounted for this transaction as a business combination. The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The Company has received preliminary valuations and is completing its review of the reports and related assumptions. Due to the timing of the acquisition, the Company has not received a valuation on the property and equipment. The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

The following table presents the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the purchase of Asteria Health. The preliminary purchase price allocation will be finalized by the end of the measurement period.

		Measurement period adjustments recognized as of
(in thousands)	Preliminary Purchase Price Allocation	September 30, 2024	Updated Preliminary Purchase Price Allocation
Accounts receivable	$27	$—	$27
Inventory	1,722	—	1,722
Other current assets	29	9	38
Customer relationships	1,290	—	1,290
Non-compete	220	—	220
Trade name	80	—	80
Property and equipment	321	—	321
Operating lease right-of-use assets	405	—	405
Accounts payable	(63)	—	(63)
Accrued expenses	(297)	—	(297)
Operating lease liabilities, current	(75)	—	(75)
Operating lease liabilities, net of current portion	(330)	—	(330)
Total identifiable net assets	3,329	9	3,338
Total cash consideration	8,354	—	8,354
Earnout liability, current	500	—	500
Goodwill	$5,525	$(9)	$5,516

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

Costs incurred to purchase Asteria Health have been and will be recognized as expenses in the period in which the costs are incurred. During the nine months ended September 30, 2024, the Company incurred $0.4 million in acquisition-related costs, consisting primarily of legal and consulting costs and were included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Simpatra, LLC

On January 2, 2024, the Company executed an asset purchase agreement with Simpatra, LLC (“Simpatra”) to purchase certain intellectual property and intellectual property rights. As consideration, the Company paid $1.5 million in cash payments and 389,105 shares of the Company’s Class A common stock, of which 97,276 shares are being held for a period of approximately 15 months, pursuant to the asset purchase agreement, to cover certain representations and warranties. Additionally, the agreement provides for a future earnout payment of 194,553 shares of the Company’s Class A common stock upon achieving certain financial targets over a four-year period. The fair value of future earnout payment on the acquisition date was approximately $0.3 million, which is included in the total consideration. The Company accounted for the acquisition of Simpatra as an asset purchase.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Pellet procedures	$37,927	$35,416	$113,734	$106,123
Dietary supplements	10,317	8,475	25,947	28,955
Disposable trocars	1,083	893	3,224	2,439
Shipping fees and other	479	47	1,047	121
Product revenue	49,806	44,831	143,952	137,638

Training	573	321	1,145	859
Contract-term services	303	234	867	669
Other	702	171	1,393	491
Service revenue	1,578	726	3,405	2,019
Total revenue	$51,384	$45,557	$147,357	$139,657

Revenue recognized by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$49,991	$44,570	$143,215	$137,109
All other	(185)	261	737	529
Product revenue	49,806	44,831	143,952	137,638

United States	1,578	726	3,405	2,019
All other	—	—	—	—
Total revenue	$51,384	$45,557	$147,357	$139,657

Significant changes in contract liability balances were as follows:

	Nine Months Ended September 30,
	2024		2023
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(2,212)	$—	$(1,263)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,479	1,056	1,679	855
Transfers between current and non-current liabilities due to the expected revenue recognition period	933	(933)	454	(454)
Total increase in contract liabilities	$200	$123	$870	$401

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue in the unaudited condensed consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, net of current portion for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations was as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Unsatisfied training obligations – Current	$186	$151
Unsatisfied contract-term services – Current	1,589	1,583
Unsatisfied contract-term services – Long-term	1,100	935
Total allocated to unsatisfied contract-term services	2,689	2,518
Unsatisfied pellet procedures – Current	1,152	940
Unsatisfied pellet procedures – Long-term	503	387
Total allocated to unsatisfied pellet procedures	1,655	1,327
Unsatisfied dietary supplements – Current	—	328
Total deferred revenue – Current	$2,927	$3,002
Total deferred revenue – Long-term	$1,603	$1,322

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and nine months ended September 30, 2024 and 2023.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Product inventory – Pellets	$7,363	$7,200
Pellets in process	843	—
Raw materials	381	—
Less: Obsolete and expired pellet allowance	(1,681)	(1,272)
Pellet inventory, net	6,906	5,928
Product inventory – Dietary supplements	9,583	11,394
Less: Obsolete and expired dietary supplement allowance	(289)	(15)
Dietary supplement inventory, net	9,294	11,379
Inventory, net	$16,200	$17,307

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Trocars	$4,644	$4,644
Leasehold improvements	2,389	1,506
Office equipment	523	253
Computer software	140	140
Furniture and fixtures	384	181
Computer equipment	223	108
Construction in process	3,610	—
Property and equipment	11,913	6,832
Less: Accumulated depreciation	(6,100)	(5,614)
Property and equipment, net	$5,813	$1,218

Total depreciation expense related to property and equipment was $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively and $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. Total depreciation expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Website costs	$7,700	$6,653
Development in process	2,925	2,856
Less: Accumulated amortization	(5,651)	(4,536)
Capitalized software, net	$4,974	$4,973

Total amortization expense for capitalized software was $0.3 million for each of the three months ended September 30, 2024 and 2023, respectively and $1.1 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. Total amortization expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

		September 30, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$2,110	$(163)	$1,947	8.5 years
Developed technology	4,006	(601)	3,405	5 years
Non-compete agreement	220	(37)	183	3 years
Trade names	165	(34)	131	3 years
Total intangible assets	$6,501	$(835)	$5,666	6 years

As of December 31, 2023, the Company did not have any intangible assets.

Definite Lived Intangible Asset Amortization

The Company recognized $0.3 million and $0.8 million of amortization expense, related to the acquired definite lived intangible assets during the three and nine months ended September 30, 2024, respectively. The estimated amortization expense for each of the next five years is as follows:

As of September 30,	(in thousands)
2024 (remaining three months)	$302
2025	1,206
2026	1,206
2027	1,102
2028	1,077
Thereafter	773
Total	$5,666

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued professional fees	$618	$561
Accrued employee-related costs	5,068	6,068
Income tax payable	206	17
Other	2,293	1,851
Accrued expenses	$8,185	$8,497

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At September 30, 2024, the interest rate charged to the Company was approximately 8.10%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during the three months ended September 30, 2024 and drew $10.0 million under the Revolving Loans during the nine months ended September 30, 2024. The Company did not draw on the Revolving Loans during the three and nine months ended September 30, 2023. At September 30, 2024, the Company had $40 million available under its Revolving Loans. On October 4, 2024, the Company repaid the amount that was drawn on the Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation (as defined herein), resulting in an event of default as of March 31, 2024. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver with the lender, that waived the event of default and also agreed that the payments made to repurchase the specified shares in settlement of the Donovitz Litigation will no longer continue as an event of default. On June 26, 2024, the Company entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement of the June 5, 2024 Litigation (as defined herein) will not qualify as an event of default on the Term Loan. See Note 19 Commitments and Contingencies for additional information on the Donovitz Litigation and the June 5, 2024 Litigation.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the unaudited condensed consolidated balance sheets net of the related debt issuance costs.

Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.6 million for each of the nine months ended September 30, 2024 and 2023, respectively.

Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Term loan	$110,938	$115,625
Less: Current portion	(6,250)	(6,250)
	104,688	109,375
Less: Unamortized debt issuance costs	(2,140)	(2,745)
Term loan, net of current portion	$102,548	$106,630

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of September 30,	(in thousands)
2024 (remaining three months)	1,563
2025	6,250
2026	6,250
2027	96,875
$110,938

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

The earnout securities are classified as a liability in the Company’s unaudited condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Please refer to Note 12 for additional information on the fair value of the earnout liability.

In connection with the acquisitions completed during the first quarter of 2024, the Company recorded additional earnout liabilities. Please refer to Note 3 for additional information on the acquisitions.

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$16,455	$16,455

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$41,100	$41,100

There were no movements between levels during the three and nine months ended September 30, 2024.

Level 3 Disclosures

Earnout Liabilities

The earnout liability related to the Business Combination Agreement was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The earnout liability related to the acquisition of Simpatra was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. The carrying amount of these liabilities may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	September 30, 2024	December 31, 2023
Stock price	$5.58	$4.94
Risk-free rate	3.5%	4.0%
Volatility	82.5%	65.0%
Term (in years)	2.7	3.9

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

As of
September 30, 2024
Stock price	$5.58
Risk-free rate	3.6%
Equity volitility	64.0%
Revenue volitility	48.7%
Revenue discount rate	14.2%
Correlation factor	5.0%
Term (in years)	3.3

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2023	$41,100
Fair value of earnout related to acquisitions	855
Settlements	(44,325)
Loss from change in fair value	18,825
Fair value as of September 30, 2024	$16,455

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of September 30, 2024, Biote’s ownership of Holdings was approximately 87.7%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

The Company grants RSUs to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(1,250,512)	$9.73
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(444,783)	$7.72
RSUs outstanding at September 30, 2024	69,827	$5.65

The Company recognized share-based compensation expense of less than $0.01 million and $0.6 million during the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $3.1 million during the nine months ended September 30, 2024 and 2023, respectively, related to RSUs. As of September 30, 2024, the Company did not have any unrecognized share-based compensation expense related to unvested RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	4,286,005	$5.60
Exercised	(105,049)	$4.00
Forfeited	(1,081,868)	$4.69
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,105,516	$5.41
Exercised	(211,116)	$3.86
Forfeited	(910,378)	$4.67
Options outstanding at September 30, 2024	11,125,738	$4.95	8.5
Options exercisable at September 30, 2024	3,275,815	$4.47	7.5

The Company recognized share-based compensation expense of $2.2 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $5.9 million and $3.9 million during the nine months ended September 30, 2024 and 2023, respectively, related to stock options. As of September 30, 2024, there was $22.0 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.85 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2024 were as follows:

Expected term (in years)	6.1
Volatility	63.8%
Risk-free rate	4.2%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.03 million for each of the three months ended September 30, 2024 and 2023, respectively, and $0.08 million and $0.05 million for the nine months ended September 30, 2024 and 2023, respectively, related to the ESPP. As of September 30, 2024, 35,698 shares had been purchased under the ESPP.

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

On September 11, 2024, the Company entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that will be used by Asteria Health to expand its compounded bioidentical hormones manufacturing facility capabilities. The Company recorded an initial operating lease right-of-use asset of $1.4 million and corresponding current and non current operating lease liability of $0.04 million and $1.3 million, respectively, at the lease commencement date and are included in the September 30, 2024 condensed consolidated balance sheet.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease expense	$150	$112	$447	$311
Total lease cost	$150	$112	$447	$311

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$143	$103	$400	$214
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,374	$—	$1,779	$—

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	September 30,	December 31,
(in thousands)	2024	2023
Lease assets
Operating lease right-of-use assets	$3,376	$1,877
Total lease assets	$3,376	$1,877

Lease liabilities
Current:
Operating lease liabilities	$482	$311
Non-current:
Operating lease liabilities	3,026	1,680
Total lease liabilities	$3,508	$1,991

Weighted-average remaining lease term — operating leases (years)	6.47	4.92
Weighted-average discount rate — operating leases	7.22%	8.31%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of September 30,	(in thousands)
2024 (remaining three months)	157
2025	748
2026	774
2027	801
2028	701
Thereafter	1,206
Total lease payments	4,387
Less: Interest	(879)
Present value of lease liabilities	$3,508

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. During the year ended December 31, 2023, there were exchanges of units that would generate a deferred tax asset of $23.8 million for the Company and a liability under the TRA of $18.9 million. However, during the nine months ended September 30, 2024 the Company executed settlement agreements to resolve both the Donovitz Litigation and the June 5, 2024 Litigation (as defined herein) pursuant to which the Company acquired certain membership units. The acquisition of these membership units resulted in a reduction in the deferred tax asset and liability under the TRA of $20.3 million and $17.3 million, respectively, during the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million. Please refer to Note 19 for additional information regarding the Donovitz Litigation and the June 5, 2024 Litigation.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $3.2 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively, and $5.7 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance related to the portion of tax basis over book basis in the partnership and foreign deferred tax assets as of September 30, 2024. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

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

As of September 30, 2024, the remaining balance of the repurchase program was $14.4 million. During the nine months ended September 30, 2024, the Company purchased 256,043 shares of its Class A common stock for a total of $1.5 million, at an average purchase price per share of $5.84. In addition, pursuant to the settlement of the Donovitz Litigation (as defined herein) the Company repurchased 5,075,090 shares of Class A common stock then beneficially owned by Donovitz, at a price per share of $4.17. Please refer to Note 19 for additional information regarding the Donovitz Litigation.

18.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$10,702	$7,530	$(546)	$(4,418)
Denominator:
Weighted average shares outstanding - basic	31,045,174	30,334,193	33,235,662	22,921,401
Effect of dilutive securities	1,215,635	707,052	—	—
Weighted average shares outstanding - diluted	32,260,809	31,041,245	33,235,662	22,921,401
Net income (loss) per common share
Basic	$0.34	$0.25	$(0.02)	$(0.19)
Diluted	$0.33	$0.24	$(0.02)	$(0.19)

Net income (loss) per common share information for the three and nine months ended September 30, 2024 and 2023 reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income (loss) per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net loss per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	—	—	69,827	695,392
Stock Options	6,298,547	3,686,536	11,125,738	8,087,911
Class V Voting Stock	5,221,653	28,819,066	5,221,653	28,819,066
Earnout Voting Shares	2,028,226	10,000,000	2,028,226	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	15,135,926	44,093,102	20,032,944	49,189,869

19.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations.

Right Value Litigation

On January 30, 2024, a lawsuit was filed in the 162nd Judicial District Court of Dallas County, Texas (the “District Court of Dallas County”) against the Company by Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Ship n/k/a Carie Boyd

Pharmaceuticals (“Right Value”). The lawsuit generally alleges breach of contract, fraud, and declaratory judgment (“Right Value Litigation”). The Company has brought counterclaims against Right Value generally for fraud, breach of contract, and quantum meruit.

On September 26, 2024, Right Value amended its petition to seek injunctive relief, asking the District Court of Dallas County to impose a mandatory injunction that would require the Company to pay at least $1.2 million per month to Right Value through the conclusion of the trial. On September 27, 2024, the District Court of Dallas County conducted a hearing on Right Value’s application, and, at the conclusion of that hearing, the District Court of Dallas County denied Right Value’s application for temporary restraining order and set the hearing on Right Value’s application for temporary injunction on November 11, 2024 (the “November 11th Hearing”). The parties engaged in expedited discovery and briefing in advance of the November 11th Hearing. At the conclusion of the November 11th Hearing, the District Court of Dallas County denied Right Value’s request for a temporary injunction. The trial on the Right Value Litigation is currently scheduled to occur on June 24, 2025.

The Company believes the claims asserted in the Right Value Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, the Company's outside legal counsel, and certain Company executive officers and directors (collectively, "Defendants") by two trusts ("Plaintiffs") that allegedly owned shares representing approximately 4.2% of the Company's outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment ("July 12, 2024 Litigation").

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants have filed a motion to dismiss the lawsuit. Briefing on this motion is scheduled to conclude by November 22, 2024, with no date set for oral argument as of September 30, 2024.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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

On April 26, 2024, the Company repurchased 5,075,090 shares of Class A common stock and 3,117,299 Paired Interests for approximately $32.2 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities. The Company recorded the impact of the settlement agreement during its second fiscal quarter ended June 30, 2024.

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

As a result of settling the Donovitz Litigation and the June 5, 2024 Litigation, the Company recorded a combined repurchase liability of $128.4 million. Accreted interest on the share repurchase liability was $1.1 million and $1.5 million, which was included in interest expense, net on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024, respectively.

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

20.
RELATED-PARTY TRANSACTIONS

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company did not purchase any inventory from this vendor during the three months ended September 30, 2024 and purchased $0.1 million of inventory from this vendor during the three months ended September 30, 2023. Inventory purchases from this vendor were $0.3 million and $0.6 million during the nine months ended September 30, 2024 and 2023, respectively. Amounts due to the vendor were $0.2 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

The Company engages the services of its Chief Executive Officer’s brother-in-law, Mr. Andy Thacker, through a consulting firm that is wholly owned by Mr. Thacker. He has been engaged for various projects such as information technology projects and project management. The Company did not pay any compensation to the consulting firm during the three months ended September 30, 2024 and paid the consulting firm $0.03 million during the nine months ended September 30, 2024. Total compensation paid to the consulting firm under this arrangement was $0.03 million and $0.09 million during the three and nine months ended September 30, 2023, respectively. The Company did not have any amounts due to the consulting firm at September 30, 2024 and owed the consulting firm $0.01 million at December 31, 2023. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2024, the date of these unaudited condensed consolidated financial statements, through November 12, 2024, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

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

Overview

We operate a high growth practice-building business within the therapeutic wellness and hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their aging patient populations. The Biote Method (the “Biote Method”) is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the components specifically developed for practitioners in the therapeutic wellness and hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenue by charging fees associated with the support Biote provides for HRT to the Biote-partnered clinics and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past 12 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

Our go-to-market strategy focuses on:

•
Increase the number of Biote-certified practitioners. Our primary objective in marketing to healthcare providers is to inform them of the value in joining the Biote network. We accomplish this through provider referrals, a dedicated sales force, and through digital and traditional marketing channels. We target specific physicians based on their specialty, prescribing data, demographic information and location match within our existing geographic footprint.
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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 22 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. Our direct-to-patient eCommerce platform enables practitioners to invite their patients to buy Biote-branded dietary supplements online via our online store.

A majority of the hormone pellet products used by Biote-certified practitioners are manufactured by our 503B compounding pharmacy as well as by third-party compounding pharmacies and shipped directly to Biote-certified practitioners. Custody of the pellets is with Biote-certified practitioners. However, the pellets are recorded as inventory on our financial statements from the date of shipment until such time as they are administered in a patient treatment as monitored and recorded in our BioTracker system as an additional service for administrative convenience of Biote-certified practitioners and Biote-partnered clinics.

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

To strengthen control over our supply chain, enhance operational efficiency and reduce production costs, we are focused on vertical integration through strategic transactions. For example, in January 2024, we completed an asset acquisition of Simpatra, LLC (“Simpatra”), in which we purchased certain intellectual property and intellectual property rights for a purchase price of (i) $1.5 million in cash, (ii) 291,829 shares of our Class A common stock and (iii) a future earnout payment of 194,553 shares of our Class A common stock upon achieving certain financial targets over a four-year period. Additionally, in January 2024 we reached an agreement with BioSana ID LLC (“BioSana”) to purchase certain assets for a purchase price of (i) $0.7 million in cash and (ii) a future earnout payment of up to $0.1 million upon the achievement of certain operating metrics. Further, in March 2024, we acquired F.H. Investments, Inc. d/b/a Asteria Health (“Asteria Health”), a 503B manufacturer of compounded bioidentical hormones, for a purchase price of (i) $8.4 million in cash and (ii) a future earnout payment of up to $0.5 million upon the achievement of certain operating metrics. As part of the integration process associated with these strategic transactions, we are narrowing our current vendor network to better manage our supply chain. On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the Pharmacy Services Agreement (the “AnazaoHealth Pharmacy Services Agreement”), which we previously entered into on October 30, 2020, with such termination to be effective as of May 1, 2025. While there is no guarantee that we will be able to negotiate a new agreement with AnazaoHealth and continue our partnership following such notice of termination on terms that are acceptable to us, if at all, we believe we can continue to meet the product demands of our Biote-practitioners through our existing direct manufacturing capabilities and vendor network while continuing to expand our vertical integration.

Revenue generated from individual Biote-partnered clinics varies significantly. This variability is due to many factors, including: tenure of its practitioners as Biote-certified practitioners; the number of certified practitioners in an individual clinic; the number of patients served by a clinic; the clinic’s patient demographics; and the clinic’s geographic location and population density. The master services agreements (“MSAs”) we enter into with Biote-partnered clinics contain tiered pricing provisions for the management fees. These provisions provide for decreasing management fees owed to us based on the number of new patients treated. This can result in declines in revenue we realize from management fees from existing Biote-partnered clinics unless these are offset by revenue generated from newly acquired Biote-partnered clinics which begin at higher fee levels under the MSA.

Our revenue was $51.4 million and $45.6 million, our net income was $12.7 million and $19.6 million, and our Adjusted EBITDA was $16.2 million and $14.0 million, for the three months ended September 30, 2024 and 2023, respectively. Our revenue was $147.4 million and $139.7 million, our net loss was $3.4 million and $14.9 million and our Adjusted EBITDA was $43.1 million and $41.7 million, for the nine months ended September 30, 2024 and 2023, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, or geopolitical turmoil, such as conflicts in the Middle East, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three and nine months ended September 30, 2024 and 2023.

Additionally, inflationary factors, such as increases in the cost of our materials and supplies, interest rates and overhead costs may adversely affect our business and operating results. Inflation and relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health crises and ongoing international conflicts such as the conflict between Russia and Ukraine and conflicts in the Middle East, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance, the cost of our sales force and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters and marketing expenses.

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

Gain (Loss) from Change in Fair Value of Earnout Liabilities

Gain (loss) from change in fair value of earnout liabilities consists of the change in fair value during the period of the Member and Sponsor earnouts and the earnout related to the acquisition of Simpatra.

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

Results of Operations

The table and discussion below present our results for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023
Revenue:
Product revenue	$49,806	$44,831
Service revenue	1,578	726
Total revenue	51,384	45,557
Cost of revenue
Cost of products	14,431	13,070
Cost of services	741	1,097
Cost of revenue	15,172	14,167
Selling, general and administrative	24,028	23,791
Income from operations	12,184	7,599
Other income (expense), net:
Interest expense, net	(3,542)	(1,530)
Gain from change in fair value of earnout liabilities	7,213	17,450
Other income (expense)	—	(3)
Total other income (expense), net	3,671	15,917
Income before provision for income taxes	15,855	23,516
Income tax expense	3,198	3,874
Net income	$12,657	$19,642

Revenue

Revenue for the three months ended September 30, 2024 increased $5.8 million to $51.4 million, or 12.8%, compared to the three months ended September 30, 2023, which was primarily driven by a $2.5 million increase in revenue from pellet procedures and a $1.8 million increase in Biote-branded dietary supplements. Furthermore, service revenue increased $0.9 million during the three months ended September 30, 2024, compared with the corresponding period of the prior year, primarily as a result of technology fees earned from physician orders placed through our new platform, BioteRx, and an increase in training revenue during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Cost of revenue

Cost of revenue for the three months ended September 30, 2024 increased $1.0 million, to $15.2 million, or 7.1%, compared to the three months ended September 30, 2023. Cost of Biote branded dietary supplements increased $1.1 million for the period primarily as a result of the increase in Biote-branded dietary supplement revenue, compared with the corresponding period of the prior year.

Cost of pellet procedures decreased $0.1 million despite the increase in revenue from pellet procedures compared to the three months ended September 30, 2023 reflecting an increase in cost savings in the third quarter of 2024 from the vertical integration of Asteria Health.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2024 increased $0.2 million to $24.0 million, or 1.0%, compared to the three months ended September 30, 2023. This increase was primarily due to a $1.1 million increase in payroll and related expenses that was driven by an increase in the Company’s executive-level headcount and an increase in commissions earned as a result of the increase in revenue, compared with the corresponding period of the prior year. Additionally, during the three months ended September 30, 2024, amortization expense increased $0.4 million compared to the three months ended September 30, 2023, due to the addition of intangible assets acquired during the first quarter of 2024. These increases were partially offset by a $1.5 million decrease in legal expenses as a result of settling the Donovitz Litigation during the second quarter of 2024. Additionally, during the three months ended September 30, 2024, expenses related to outsourced professional services decreased $0.5 million due to a decrease in outsourced consulting services associated with management’s strategic initiatives, compared to the three months ended September 30, 2023.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2024, increased $2.0 million to $3.5 million compared to the three months ended September 30, 2023. The increase was primarily a result of $1.1 million in accreted interest related to our share repurchase liability, higher interest rates on our Term Loan during the period and interest on borrowings under our Revolving Loans. These increases were partially offset by a $0.8 million decrease in interest income earned on our money market account as a result of lower cash balances during the period and the maturation of a short-term investment, compared to the three months ended September 30, 2023.

Gain from Change in Fair Value of Earnout Liabilities,

The change in fair value of the earnout liabilities was primarily due to an overall decrease in the earnout liabilities related to the Business Combination Agreement that resulted from the settlement of the Donovitz Litigation and the June 5, 2024 Litigation coupled with the change in the closing price of our Class A common stock during the three months ended September 30, 2024 and 2023. For the three months ended September 30, 2024, the closing price of the Company’s Class A common stock decreased 25.3%, compared with a decrease of 24.3% in the corresponding period of 2023. The decrease in the closing price of our Class A common stock for the three months ended September 30, 2024, outpaced the decrease in the closing price of our Class A common stock for the three months ended September 30, 2023, resulting in a gain from change in the fair value of the earnout liability during the current period.

Other Income (Expense)

The change in other income (expense) for the three months ended September 30, 2024, compared with the three months ended September 30, 2023, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2024 decreased $0.7 million, compared to the three months ended September 30, 2023. This decrease in expense was primarily driven by quarter over quarter Biote ownership of Holdings remaining relatively flat for 2024 when compared to quarter over quarter increase in Biote ownership of Holdings in 2023.

The table and discussion below present our results for the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Revenue:
Product revenue	$143,952	$137,638
Service revenue	3,405	2,019
Total revenue	147,357	139,657
Cost of revenue
Cost of products	41,659	41,089
Cost of services	2,167	2,783
Cost of revenue	43,826	43,872
Selling, general and administrative	74,687	72,636
Income from operations	28,844	23,149
Other income (expense), net:
Interest expense, net	(7,779)	(4,821)
Loss from change in fair value of warrant liability	—	(13,411)
Loss from change in fair value of earnout liabilities	(18,825)	(14,360)
Other income (expense)	(4)	(14)
Total other income (expense), net	(26,608)	(32,606)
Income (loss) before provision for income taxes	2,236	(9,457)
Income tax expense	5,673	5,426
Net loss	$(3,437)	$(14,883)

Revenue

Revenue for the nine months ended September 30, 2024 increased $7.7 million to $147.4 million, or 5.5%, compared to the nine months ended September 30, 2023, which was primarily driven by a $7.6 million increase in revenue from pellet procedures and a $0.8 million increase in revenue from disposable trocars. Furthermore, service revenue increased 68.6% to $3.4 million during the nine months ended September 30, 2024, compared with the corresponding period of the prior year, primarily as a result of technology fees earned from physician orders placed through our new platform, BioteRx, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases were partially offset by a 10.4% decrease in Biote-branded dietary supplements during the nine months ended September 30, 2024, compared with the corresponding period of the prior year.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2024 remained flat at $43.8 million, compared to the nine months ended September 30, 2023. Cost of pellet procedures and disposable trocars increased $1.5 million and $0.4 million respectively, which was driven by the respective increases in revenue in the nine months ended September 30, 2024, compared with the corresponding period of the prior year. These increases in cost of revenue was offset by a $2.2 million decrease in cost of Biote-branded dietary supplements for the period primarily due to the decrease in Biote-branded dietary supplement sales, compared with the corresponding period of the prior year.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2024 increased $2.1 million to $74.7 million, or 2.8%, compared to the nine months ended September 30, 2023. This increase was primarily due to a $3.1 million increase in payroll and related expenses that was driven by an increase in the Company’s executive-level headcount and an increase in commissions earned as a result of the increase in revenue, compared with the corresponding period of the prior year. Additionally, during the nine months ended September 30, 2024 we incurred expenses related to our first annual marketing event for Biote-certified practitioners since the onset of the COVID-19 pandemic of $1.0 million, compared with the corresponding period of the prior year. Furthermore, during the nine months ended September 30, 2024, amortization expense increased $1.1 million compared to the nine months ended September 30, 2023, primarily due to the addition of intangible assets acquired during the first quarter of 2024. These increases were partially offset by a $2.8 million decrease in legal expenses as a result of settling the Donovitz Litigation during the nine months ended September 30, 2024 and the completion of the acquisitions during the first quarter of 2024, compared to the nine months ended September 30, 2023. Additionally, during the nine months ended September 30, 2024, expenses related to outsourced professional services decreased $0.7 million due to a decrease in consulting service fees associated with management’s strategic initiatives and insurance expense decreased $0.7 million as a result of negotiating lower rates on select policies compared to the nine months ended September 30, 2023.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2024 increased $3.0 million to $7.8 million compared to the nine months ended September 30, 2023. The increase was primarily a result of $1.5 million in accreted interest related to our share repurchase liability, higher interest rates on our Term Loan during the period and interest on borrowings under our Revolving Loans. These increases were partially offset by a $1.1 million decrease in interest income earned on our money market account as a result of a lower cash balances during the period and the maturation of a short-term investment compared to the nine months ended September 30, 2023.

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

Loss from Change in Fair Value of Earnout Liabilities,

The change in fair value of the earnout liabilities was primarily due to an overall decrease in the earnout liabilities related to the Business Combination Agreement that resulted from the settlement of the Donovitz Litigation and the June 5, 2024 Litigation coupled with the change in the closing price of our Class A common stock during the nine months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024, the closing price of the Company’s Class A common stock increased 13.0%, compared with an increase of 37.3% in the corresponding period of 2023. The percentage increase in the closing price of our Class A common stock for the nine months ended September 30, 2023 outpaced the percentage increase in the closing price of our Class A common stock for the nine months ended September 30, 2024. The impact of the 24.3% change in the price of our Class A common stock combined with the overall decrease in the earnout liability during the nine months ended September 30, 2024 resulted in a decrease in the loss from change in the fair value of the earnout liability in the nine months ended September 30, 2024, compared with the corresponding period of the prior year.

Other Income (Expense)

The change in other income (expense) for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2024 increased $0.3 million, compared to the nine months ended September 30, 2023. This is a result of tax expense recorded for a valuation allowance for the quarter ended September 30, 2024, partially offset by a decrease in the full year forecasted annual tax rate for the year ended December 31, 2024, compared to the year ended December 31, 2023.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023		2024	2023
Net Income (loss)	$12,657	$19,642		$(3,437)	$(14,883)
Interest expense, net(1)	3,542	1,530		7,779	4,821
Income tax expense	3,198	3,874		5,673	5,426
Depreciation and amortization(2)	810	416		2,436	1,484
Share-based compensation expense(3)	2,245	2,243	`	6,849	7,060
Litigation expenses-former owner(4)	122	2,738		711	4,807
Litigation-other(5)	401	112		493	480
Legal settlement loss(6)	18	50		18	1,248
Inventory fair value write-up(7)	118	—		1,324	—
Transaction-related expenses(8)	37	290		82	2,086
Other expenses(9)	67	40		1,354	649
Merger and acquisition expenses(10)	200	552		995	733
Loss from change in fair value of warrant liability	—	—		—	13,411
(Gain) loss from change in fair value of earnout liabilities	(7,213)	(17,450)		18,825	14,360
Adjusted EBITDA	$16,202	$14,037		$43,102	$41,682

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account and short-term investment. For the three and nine months ended September 30, 2024, interest expense, net included $1.1 million and $1.5 million of accreted interest related to the share repurchase liability.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.01 million and $0.03 million was included in cost of products for the three and nine months ended September 30, 2024, respectively.
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
(8)
Represents transaction costs including legal fees of $0.04 million and $0.08 million during the three and nine months ended September 30, 2024, respectively, and legal fees of $0.07 million and filing fees of $0.2 million during the three months ended September 30, 2023 and legal fees of $0.9 million, filing fees of $0.2 million and professional services fees of $1.0 million for the nine months ended September 30, 2023 that were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings.
(9)
Represents professional services fees of $0.07 million incurred related to the accounting treatment of the share repurchase liability and a realized foreign currency loss of less than $0.01 million during the three months ended September 30, 2024, and $0.2 million incurred related to the accounting treatment of the share repurchase liability, strategic consulting and advisory services of $0.6 million, executive severance costs of $0.3 million, excise tax related to repurchases of Class A common stock of $0.2 million and a realized foreign currency loss of less than $0.01 million for the nine months ended September 30, 2024, and executive severance costs of $0.04 million and a realized foreign currency loss of less than $0.01 for the three months ended September 30, 2023 and for the nine months ended September 30, 2023, executive severance costs of $0.3 million, a realized foreign currency loss of $0.02 million, costs related to recruiting executive level management, including the former Chief Commercial Officer of $0.2 million, and legal fees of $0.1 million and professional services fees of $0.1 million associated with the restatement of the Company’s financial statements for the quarters ended June 30, 2022 and September 30, 2022.
(10)
Represents legal fees of $0.2 million incurred during the three months ended September 30, 2024 and legal fees of $0.7 million and professional services fees of $0.3 million incurred during the nine months ended September 30, 2024, respectively, related to our recent acquisitions and other strategic opportunities. For the three and nine months ended September 30, 2023, the amount represents professional services fees of $0.05 million, consulting fees of $0.1 million and legal fees of $0.3 million incurred during the three months ended September 30, 2023 and professional fees of $0.05 million, consulting fees of $0.3 million and legal fees of $0.4 million incurred during the nine months ended September 30, 2023 all of which were associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $38.2 million and $89.0 million, respectively. Additionally, as of September 30, 2024 and December 31, 2023, we had $40.0 million and $50.0 million, respectively, of Revolving Loans available under our Truist Credit Agreement.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$32,875	$19,927
Net cash used in investing activities	(17,487)	(21,709)
Net cash used in financing activities	(66,149)	(11,855)

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

Net cash provided by operating activities for the nine months ended September 30, 2024 increased $12.9 million to $32.9 million compared to cash provided by operating activities of $19.9 million for the nine months ended September 30, 2023. Our cash flow from working capital for the nine months ended September 30, 2024, was primarily impacted by a $6.3 million reduction in cash used for advances on future inventory purchases and a $1.0 million decrease in income tax receivable, compared with the nine months ended September 30, 2023. Additionally, Biote-branded dietary supplement inventory decreased $2.1 million, compared with a $0.8 million decrease in Biote-branded dietary supplement inventory during the nine months ended September 30, 2023. Cash provided by these activities during the nine months ended September 30, 2024 was partially offset by a decrease in cash provided by accrued liabilities of approximately $4.0 million. Further, during the nine months ended September 30, 2024, we made investments in key sales and marketing initiatives, including our annual marketing event for Biote-certified practitioners, which impacted cash from working capital by $0.5 million, compared to the nine months ended September 30, 2023.

Investing Activities

Net cash used in investing activities decreased $4.2 million to $17.5 million for the nine months ended September 30, 2024, compared to $21.7 million for the nine months ended September 30, 2023. This decrease was principally driven by the maturity of a $20.0 million short-term investment that was purchased in 2023 and not replaced with a new investment in 2024, partially offset by the acquisition of Asteria Health, Simpatra and BioSana during the nine months ended September 30, 2024.

Financing Activities

Net cash used in financing activities increased $54.3 million to $66.1 million for the nine months ended September 30, 2024, compared to $11.9 million for the nine months ended September 30, 2023. The increase in our cash flow used in financing activities was primary driven by a $62.2 million payment on our share repurchase liability that we recorded related to the settlement of the Donovitz Litigation and the June 5, 2024 Litigation. Additionally we used cash of $5.6 million to repurchase Class A common stock during the nine months ended September 30, 2024. This increase was partially offset by a $10.0 million draw under our Revolving Loans, which was used to fund a portion of the $62.2 million payment on the share repurchase liability and a $2.9 million reduction in distributions to our partners during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2023 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K. During the three months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our 2023 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we have a lack of segregation of duties within our enterprise resource planning (“ERP”) system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. Additionally, we identified control issues related to information technology general controls in connection with change management, user access controls and segregation of duties as it relates to user access controls. This material weakness has not been remediated as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Right Value Litigation

On January 30, 2024, a lawsuit was filed in the 162nd Judicial District Court of Dallas County, Texas (the “District Court of Dallas County”) against the Company by Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Ship n/k/a Carie Boyd Pharmaceuticals (“Right Value”). The lawsuit generally alleges breach of contract, fraud, and declaratory judgment (“Right Value Litigation”). The Company has brought counterclaims against Right Value generally for fraud, breach of contract, and quantum meruit.

On September 26, 2024, Right Value amended its petition to seek injunctive relief, asking the District Court of Dallas County to impose a mandatory injunction that would require the Company to pay at least $1.2 million per month to Right Value through the conclusion of the trial. On September 27, 2024, the District Court of Dallas County conducted a hearing on Right Value’s application, and, at the conclusion of that hearing, the District Court of Dallas County denied Right Value’s application for temporary restraining order and set the hearing on Right Value’s application for temporary injunction on November 11, 2024 (the “November 11th Hearing”). The parties engaged in expedited discovery and briefing in advance of the November 11th Hearing. At the conclusion of the November 11th Hearing, the District Court of Dallas County denied Right Value’s request for a temporary injunction. The trial on the Right Value Litigation is currently scheduled to occur on June 24, 2025.

The Company believes the claims asserted in the Right Value Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, the Company's outside legal counsel, and certain Company executive officers and directors (collectively, "Defendants") by two trusts ("Plaintiffs") that allegedly owned shares representing approximately 4.2% of the Company's outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment ("July 12, 2024 Litigation").

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants have filed a motion to dismiss the lawsuit. Briefing on this motion is scheduled to conclude by November 22, 2024, with no date set for oral argument as of September 30, 2024.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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

On April 26, 2024, the Company repurchased 5,075,090 shares of Class A common stock and 3,117,299 Paired Interests for approximately $32.2 million. Additionally, under the terms of the settlement agreement, the Company canceled 3,985,887 earnout securities. The Company recorded the impact of the settlement agreement during its second fiscal quarter ended June 30, 2024.

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

As a result of settling the Donovitz Litigation and the June 5, 2024 Litigation, the Company recorded a combined repurchase liability of $128.4 million. Accreted interest on the share repurchase liability was $1.1 million and $1.5 million which was included in interest expense, net on the condensed consolidated statement of operations and comprehensive loss for each of the three and nine months ended September 30, 2024, respectively.

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
•
We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and Asteria Health. to support the manufacturing of bio-identical hormones for prescribers.
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

Our success will depend on the acceptance of the hormone optimization methods we teach in our training. We cannot predict how quickly clinics, practitioners or their patients will accept the Biote Method (as further described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations─Overview”) or, if accepted, how frequently it will be used. The methods that we currently recommend and any methods we recommend in the future may never gain broad market acceptance. Demonstrated HRT health risks or side effects, as well as negative publicity relating to the same, could negatively impact the perception of patient benefit and generate resistance and opposition from practitioners, which could limit adoption of the Biote Method and have a material adverse impact on our business. To date, a substantial majority of our sales and revenue have been derived from a limited number of clinics and independent, third-party physicians and nurse practitioners who are certified under our training program (the “Biote-certified practitioners”).

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

We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and Asteria Health to support the manufacturing of bio-identical hormones for prescribers.

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”), an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s, on August 1, 2020, as amended by written agreement in September 2020 and further modified by verbal agreement in November 2020 (collectively, the “Outsourcing Facility Services Agreement”), and a Pharmacy Services Agreement with Asteria Health on October 28, 2021, which was subsequently amended and restated in its entirety on October 19, 2023 (the “Asteria Health Pharmacy Services Agreement”), to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe. AnazaoHealth, Carie Boyd’s and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compound testosterone and estradiol implantable subcutaneous pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of these 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding of testosterone and estradiol implantable subcutaneous pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. The FDCA prohibits selling or transferring a drug compounded by an outsourcing facility by an entity other than the outsourcing facility that compounded the drug. In June 2023, the FDA released guidance, “Prohibition on Wholesaling Under Section 503B of the Federal Food, Drug, and Cosmetic Act” clarifying its interpretation of this prohibition. If the FDA determines that we are selling or transferring a drug compounded by an outsourcing facility, we may be subject to penalties under the FDCA. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the AnazaoHealth Pharmacy Services Agreement, with such termination to be effective as of May 1, 2025. There is no guarantee that we will be able to negotiate a new agreement with AnazaoHealth and continue our partnership following such notice of termination on terms that are acceptable to us, if at all. Additionally, we are currently engaged in litigation with Carie Boyd’s in which Carie Boyd’s has alleged, among other things, breach of contract by Biote. See Part II, Item 1. Legal Proceedings for further details. Any termination and non-renewal of the AnazaoHealth Pharmacy Services Agreement or the Outsourcing Facility Services Agreement or any adverse outcomes in our litigation with Carie Boyd’s, which affects our future relationship with Carie Boyd’s, could have an adverse effect on the practices of Biote-certified practitioners or Biote-partnered clinics, our business, financial condition and results of operations.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the support Biote provides for HRT and from the sale of Biote-branded dietary supplements. During the three and nine months ended September 30, 2024, approximately 59.4% and 55.6%, respectively, of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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
•
general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from public health crises, increases in inflation and interest rates and/or international conflicts such as the military conflict between Russia and Ukraine and conflicts in the Middle East;
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

Over the past nine months, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Financial Officer and a new Chief Information Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

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

Biote-certified practitioners primarily focus their treatments on women experiencing symptoms due to hormonal imbalance before, during, and after menopause, and men experiencing symptoms of hypogonadism and male sex hormone deficiency. It is estimated that, as of 2020, the total U.S. market opportunity for HRT products, available in various forms, exceeded $7 billion and is expected to grow 7% annually through 2026. We believe our business opportunity in providing educational and practice management services is large and will similarly grow. Our estimates of our total addressable markets for our current offerings and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of practitioners we can offer our training and Biote-branded dietary supplements to and the assumed prices at which we can sell offerings in markets that have not been established or that we have not yet entered. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for our current or future offerings may prove to be incorrect. If the actual number of a Biote-certified practitioner’s or Biote-partnered clinic’s patients who would benefit from the Biote Method or our Biote-branded dietary supplements, the price at which we can sell training and Biote-branded dietary supplements, or the total addressable market for the Biote Method or our Biote-branded dietary supplements is smaller than we have estimated, it may impair our sales growth and have a material adverse impact on our business, financial condition and results of operations.

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

As part of our business strategy, we have in the past engaged in, and may in the future consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, in January 2024, we completed asset acquisitions of Simpatra, to purchase certain intellectual property and intellectual property rights, and BioSana to purchase certain assets. In March 2024, we completed an acquisition of Asteria Health, a privately held 503B manufacturer of compounded bioidentical hormones, respectively. Any acquisition or investment may divert the attention of management that would otherwise be available for the development of our existing business and may cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transaction is completed, and may result in unforeseen operating difficulties and expenditures. Furthermore, we may encounter difficulties assimilating or integrating the businesses, technologies, data, solutions, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if their business is not easily adapted to work with our network or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

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

Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, suppliers, Biote-partnered clinics, dietary supplement third-party manufacturers, and suppliers are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that could negatively impact practitioner or clinic spending, any or all of which would negatively impact our results of operations and financial condition. In particular, these types of events could impact our global supply chain, including the ability of manufacturers to produce our Biote-branded dietary supplement products to Biote-partnered clinics or Biote-certified practitioners from or to the impacted region(s). For instance, in 2022 we experienced hurricane-related closures of 140 medical clinics in Florida and Puerto Rico, two of our key markets. Additionally, in September 2024, we experienced hurricane-related closures of approximately130 medical clinics in Florida, Georgia, South Carolina, North Carolina and Tennessee as a result of hurricane Helene. If such closures continue or we experience similar closures in the future, there could be a material adverse effect on our business, financial condition and results of operations.

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

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in December 2023, the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose 3.4% from the same month a year ago. The Company’s general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services purchased by the Company, including its raw materials used in manufacturing its product, may have an adverse effect on the Company’s gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to the Company’s stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on the Company’s financial performance and stock price or could require the Company to delay or abandon development other business plans. In addition, there is a risk that one or more of the Company’s current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect the Company’s ability to attain its operating goals on schedule and on budget or meet its business and financial objectives.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, and concluded that we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we have a lack of segregation of duties within our enterprise resource planning (“ERP”) system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in the Quarterly Reports on Form 10-Q/A for each of the affected quarters, each filed on March 29, 2023. This material weakness has not been remediated as of the date of this Quarterly Report.

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

As of September 30, 2024, 39,950,042 shares (which includes 2,028,226 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 32,700,163 shares of Class A common stock and 7,249,879 shares of Class V voting stock. Following the Business Combination, shares held by HYAC’s public stockholders have been freely tradeable, and the shares held by the Sponsor and the Members, following their exercise of Exchange Rights, are freely tradeable as of the six-month anniversary of the Closing, subject to applicable securities laws. We have also registered all shares of Class A common stock that we may issue under the Incentive Plan or the ESPP. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market. These sales of shares of Class A common stock, or the perception of these sales, may depress the market price of our Class A common stock.

If the benefits from the Business Combination do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits from the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. For example, from the Closing Date through November 8, 2024, our stock price fluctuated from a low of $2.00 to a high of $10.51. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for Biote’s stock and trading in the shares of our Class A common stock was not active. Accordingly, the valuation ascribed to Biote and our Class A common stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

On November 8, 2024, the closing price of our Class A common stock was $5.56 per share.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

The lock-up restrictions agreed to in connection with the A&R IRA have expired, except with respect to the Member Earnout Units, which lock-up restrictions will expire on such later date the Member Earnout Units are earned in accordance with the Business Combination Agreement. As such, each Retained Holdings Unit and corresponding share of Class V voting stock held by the Members (other than the Member Earnout Units) may be redeemed at any time, upon the exercise of such Members’ Exchange Rights, in exchange for either one share of Class A common stock or, at the election of Biote in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 15.8% of our Class A common stock as of November 8, 2024. Except with respect to the Member Earnout Units, the Members are no longer restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

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

As of November 8, 2024, 39,950,042 shares (which includes 2,028,226 Earnout Voting Shares and 1,587,500 Sponsor Earnout Shares) of our common stock are outstanding, consisting of 32,700,163 shares of Class A common stock and 7,249,879 shares of Class V voting stock. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Member Earnout Units), and after giving effect to the secondary offering of shares of Class A common stock by certain stockholders pursuant to the registration statement on Form S-1, declared effective by the SEC on January 4, 2023, the Members would have owned approximately 15.8% of our Class A common stock as of November 8, 2024. The Members are not restricted from selling the shares of Class A common stock held by them following their exercise of Members’ Exchange Rights, other than by applicable securities laws.

In addition, we have registered up to 26,906,597 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of November 8, 2024 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Once we issue these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates. As a result, there may be a large number of shares of Class A common stock sold in the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As discussed in Note 1 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, subsequent to the issuance of its financial statements for the quarter ended June 30, 2024, the Company identified certain errors in the calculations used to record activity and balances related to noncontrolling interest. The impact of the errors was an overstatement of net loss attributable to noncontrolling interest of $2.2 million, $0.9 million, and $3.0 million for the three months ended March 31, 2024, the three months ended June 30, 2024, and the six months ended June 30, 2024, respectively, and an overstatement of noncontrolling interest of $0.7 million as of March 31, 2024.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined that it was not material to any previously issued interim condensed consolidated financial statements. However, adjusting for the cumulative effect of this error in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2024 would be material to the Company’s results for this period as the cumulative amount of the error increased over time. As such, the Company has revised its previously issued condensed consolidated financial statements to correct the errors. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The tables below provide reconciliations of our previously reported amounts to our revised amounts to correct for the immaterial errors. The Company also plans to correct the comparable Q1 2024 and Q2 2024 condensed consolidated financial statements that will be presented in the Q1 2025 and Q2 2025 Form 10-Q filings, respectively.

The following tables reflect the effects of the correction on all affected line items of the Company's previously reported condensed consolidated financial statements for fiscal 2024:

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Liabilities and Stockholders’ Deficit
Accrued expenses	9,729	(84)	9,645
Accumulated deficit	(31,303)	(628)	(31,931)
biote Corp.’s stockholders’ deficit	(35,399)	(628)	(36,027)
Noncontrolling interest	(9,501)	712	(8,789)

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Liabilities and Stockholders’ Deficit
Accrued expenses	6,899	(191)	6,708
Accumulated deficit	(137,723)	191	(137,532)
biote Corp.’s stockholders’ deficit	(143,341)	191	(143,150)
Noncontrolling interest	1,690	—	1,690

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Income tax expense	2,486	(84)	2,402
Net Loss	(5,810)	84	(5,726)
Less: Net loss attributable to noncontrolling interest	(3,740)	2,175	(1,565)
Net loss attributable to biote Corp. stockholders	$(2,070)	$(2,091)	$(4,161)

Basic	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.06)	$(0.12)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Income tax expense	180	(107)	73
Net loss	(10,475)	107	(10,368)
Less: Net loss attributable to noncontrolling interest	(4,153)	872	(3,281)
Net loss attributable to biote Corp.	(6,322)	(765)	(7,087)

Basic	$(0.19)	$(0.02)	$(0.21)
Diluted	$(0.19)	$(0.02)	$(0.21)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Six Months Ended June 30, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Income tax expense	2,666	(191)	2,475
Net loss	(16,285)	191	(16,094)
Less: Net loss attributable to noncontrolling interest	(7,893)	3,047	(4,846)
Net income attributable to biote Corp.	(8,392)	(2,856)	(11,248)

Basic	$(0.25)	$(0.08)	$(0.33)
Diluted	$(0.25)	$(0.08)	$(0.33)

CONDENSED CONSOLIDATED STATEMENT SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

				Total		Total
				Stockholders’		Stockholders’
				Deficit		Deficit	Non-		Non-
	Accumulated	Adjustment	Accumulated	Attributable to	Adjustment	Attributable to	controlling	Adjustment	controlling
	Deficit	Noncontrolling Interest	Deficit	biote Corp.	Noncontrolling Interest	biote Corp.	Interest	Noncontrolling Interest	Interest
(in thousands)	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised
Balance at December 31, 2023	$(29,391)	$—	(29,391)	$(29,397)	$—	$(29,397)	$(7,149)	$—	$(7,149)

Distributions	—	—	—	—	—	—	(2,112)	—	(2,112)
Net loss	(2,070)	(2,091)	(4,161)	(2,070)	(2,091)	(4,161)	(3,740)	2,175	(1,565)
Other comprehensive income (loss)	—	—	—	(2)	—	(2)	(3)	—	(3)
Share-based compensation	1,763	—	1,763	1,763	—	1,763	—	—	—
Vesting of RSUs	(155)	65	(90)	(155)	65	(90)	155	(65)	90
Exercise of stock options	(1,831)	900	(931)	(1,831)	900	(931)	2,155	(900)	1,255
Common stock repurchased	—	—	—	(4,088)	—	(4,088)	—	—	—
Shares issued in connection with acquisition	381	498	879	381	498	879	1,193	(498)	695

Balance at March 31, 2024	$(31,303)	$(628)	$(31,931)	$(35,399)	$(628)	$(36,027)	$(9,501)	$712	$(8,789)

Distributions	—	—	—	—	—	—	(2,091)	—	(2,091)
Net loss	(6,322)	(765)	(7,087)	(6,322)	(765)	(7,087)	(4,153)	872	(3,281)
Other comprehensive income (loss)	—	—	—	(3)	—	(3)	—	—	—
Share-based compensation	2,841	—	2,841	2,841	—	2,841	—	—	—
Vesting of RSUs	(19,536)	1,777	(17,759)	(19,543)	1,777	(17,766)	19,543	(1,777)	17,766
Issuance of stock under purchase plans	(812)	87	(725)	(812)	87	(725)	958	(87)	871
Exercise of stock options	(2,827)	278	(2,549)	(2,828)	278	(2,550)	3,066	(278)	2,788
Common stock repurchased	—	—		(1,511)	—	(1,511)	—	—	—
Shares issued in connection with acquisition	267	—	267	267	—	267	—	—	—
Exchanges of Class V voting stock	4,022	(366)	3,656	4,024	(366)	3,658	(4,024)	366	(3,658)
Legal Settlement - Repurchase of Shares	(126,306)	(192)	(126,498)	(126,308)	(192)	(126,500)	(2,108)	192	(1,916)
Legal Settlement - Liabilities	41,424	—	41,424	41,424	—	41,424	—	—	—
TRA liability	829	—	829	829	—	829	—	—	—

Balance at June 30, 2024	$(137,723)	$191	$(137,532)	$(143,341)	$191	$(143,150)	$1,690	$—	$1,690

Item 6. Exhibits.

Exhibit Number	Description
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
10.1#

Separation Agreement, by and between BioTE Medical, LLC and Mary Puncochar, dated July 3, 2024 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on August 9, 2024).

10.2*	Lease Agreement, dated as of September 17, 2024, by and between ES 432-434 Industrial, LLC as Landlord and F.H. Investments, Inc. d/b/a Asteria Health as Tenant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*

Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BIOTE CORP.

Date: November 12, 2024	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)