Form 10-K
period 2024-12-31
biote Corp.
filed 2025-03-14
CIK 1819253

8

25.6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $214.2 million, based on the closing price of the registrant’s common stock of $7.47 on June 28, 2024. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 12, 2025, the registrant had 33,073,277 shares of Class A common stock, $0.0001 par value per share, outstanding and 21,636,975 shares of Class V voting stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “hope,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar terms or expressions. Forward-looking statements contained in this Annual Report include, but are not limited to statements regarding biote Corp.’s future results of operations and financial position, industry and business trends, business strategy, plans, market growth and management’s expectations, hopes, beliefs, intentions, or strategies regarding the future.

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
•
our customers’ reliance on certain third parties to support the manufacturing of bioidentical hormones for prescribers;
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
•
future exchange and interest rates; and
•
other risks and uncertainties indicated in this Annual Report, including those under Part I, Item 1A. “Risk Factors” and Part III, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings the Company has made, or will make, with the Securities and Exchange Commission (the “SEC”).

SUMMARY OF RISK FACTORS

The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read Part I, Item 1A. “Risk Factors” of this Annual Report in full. Some of the risks we face include:

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
•
We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and F.H. Investments, Inc. (“Asteria Health”) to support the manufacturing of bioidentical hormones for prescribers.
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
•
The continuing development of the Biote Method depends upon our maintaining strong working relationships with Biote-certified practitioners and other medical personnel.
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
•
We have limited history of providing the Biote Method to practitioners in the hormone optimization space, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

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
•
Compounded preparations and the compounding pharmacy industry are subject to regulatory scrutiny, which may impair our growth and sales.
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
•
We may be subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

PART I

Item 1. Business.

The business and the industry in which biote Corp. (inclusive of its consolidated subsidiaries,“Biote” “we,” “us,” or “our”) operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by Biote.

Overview

We operate a high-growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenues by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past 13 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

Patient symptoms associated with menopause in women and andropause in men, such as hot flashes, night sweats, depressed mood, low libido, weight gain, and issues with concentration and focus, while negatively impacting quality of life, may also be associated with higher risks for chronic diseases attributable to declining hormone levels, including cardiovascular disease, osteoporosis and breast cancer. Approximately 20 million men over age 45 in the United States are affected by hypogonadism and only about 10 million (12%) of those affected undergo testosterone treatment. An average of 27 million women between the ages of 45 and 64, or 20% of the American workforce, experience menopause every year. Despite the prevalence of symptoms, 84% of women report menopausal symptoms that interfere with their lives-only 58% have discussed menopause with a health provider, and only 28%, or approximately 13 million, undergo HRT (and of that 28%, only 31%, or approximately 4 million, undergo bioidentical HRT). By 2030, over 1.2 billion women, 14% of the global population, will be in menopause or post-menopause. Yet, despite the growing number of women experiencing menopause, they remain an underserved population.

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

To capitalize on this large and underserved market opportunity, we developed a highly differentiated practice-building platform to enable practitioners to treat the hormone imbalance symptoms experienced by their patients. The Biote Method has been designed specifically for practitioners who focus on treating perimenopause in women; post-menopause in women; and andropause/hypogonadism in men. It is constructed to bridge the existing gaps which exist in education and treatment options, while improving the efficiency of practitioners’ business operations and the hormone health of their aging patient base. Over the past 13 years, we have built our platform to provide highly differentiated education and training, practice support resources and inventory management tools that would be difficult for a practice to otherwise attain on their own.

We empower Biote-certified practitioners by requiring rigorous in-person training, testing and certification for all Biote-certified practitioners and office staff wishing to use the Biote Method in their practice. Our practitioner instructors are among the nation’s most experienced clinical experts in hormonal therapy, including multiple modalities of HRT such as creams, gels, patches, pills, injections and compounded bioidentical hormone pellets. We teach clinicians how to identify early indicators of hormone-related aging conditions, and we believe we are the top practitioner educators by virtue of our experience over 13 years, with approximately five million hormone optimization procedures performed by Biote-certified practitioners, including more than 400,000 active patients, in each case, as of December 31, 2024. We offer training centrally and regionally to provide consistent and ongoing technical education. On an ongoing basis, we provide access to clinical and technical support for Biote-certified practitioners.

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

The Biote Method’s enhanced proprietary clinical decision support software (“CDSS”) assists physicians in establishing individualized dosing for patients. Our BioTracker software and business tools allow practitioners to efficiently manage the record management, product acquisition, inventory logistics and the business end of a robust hormone optimization practice. We provide Biote-partnered clinics access to FDA-registered outsourcing facilities that can supply a wide array of hormone optimization products for Biote-certified practitioner patients. We provide information to Biote-certified practitioners regarding how to integrate with our BioTracker software. Our BioTracker software allows Biote-certified practitioners to manage orders and maintain accurate inventory records to keep their regulatory and business systems up to date.

Beyond the breadth and depth of our commercial and operational platform, the Biote name has achieved strong brand recognition among practitioners and patients in the communities we serve, as illustrated by QY Research’s market research publication entitled “South & North America Hormone Replacement Therapy Market Insights and Forecast to 2026.” Practitioners undertaking the Biote Method can be confident that our exclusive training and practice building tools will prepare them to provide excellent and differentiated care to patients. We believe this has led to high practitioner satisfaction, as evidenced by a retention rate of over 95% among Biote-certified practitioners as of December 31, 2024. We are contracted with and provide comprehensive support to over 8,600 practitioners that have adopted the Biote Method in their practices. Leveraging our brand strength, we offer marketing assistance, including office signage and patient education materials, to every Biote-certified practitioner within our network.

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

We have a track record of consistently achieving profitable growth. Our four-year procedure revenue compound annual growth rate (“CAGR”) from 2019-2024 was 8.9%. Our revenue was $197.2 million and $185.4 million for the years ended December 31, 2024 and 2023, respectively. Net income was $0.05 million and net loss was $2.8 million for the years ended December 31, 2024 and 2023, respectively.

Segments

We operate as one operating segment. We generate substantially all of our revenue from long-term service agreements and sales of Biote-branded dietary supplements. See Note 22 to our audited consolidated financial statements included elsewhere in this Annual Report.

Chief Executive Officer Transition

On February 1, 2025, we appointed Bret Christensen as Chief Executive Officer. In connection with his appointment, we entered into an employment agreement with Mr. Christensen, dated as of January 29, 2025 which provides for Mr. Christensen’s at-will employment as the Chief Executive Officer for a term commencing on February 1, 2025 and continuing until terminated by either us or Mr. Christensen. Teresa S. Weber, our prior Chief Executive Officer, transitioned out of her role, effective February 1, 2025. On

January 30, 2025, Ms. Weber entered into a consulting agreement with us, which provides that Ms. Weber will serve as a strategic advisor to us and our Board of Directors for up to one year, to assist with the transition and to work on special projects.

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

Biote-certified practitioners who are trained in the Biote Method may prescribe bioidentical compounded hormone pellets prepared by either Asteria Health or other independent third-party compounding pharmacies, known as outsourcing facilities, which are governed by Section 503B of the FDCA. Section 503B includes requirements regarding registration and reporting, use of bulk drug substances in compounding, a prohibition on compounding copies of FDA-approved drugs and wholesaling, and certain requirements for labeling, among others. Entities registering as outsourcing facilities are subject to current good manufacturing practices (“cGMP”) requirements and regular FDA inspections, among other requirements.

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

A majority of the bioidentical compounded hormone pellets used by Biote-certified practitioners as part of the Biote Method are manufactured by our 503B compounding pharmacy, Asteria Health, and we also contract with certain third-party operators of FDA-registered 503B outsourcing facilities, namely AnazaoHealth Corporation (“AnazaoHealth”), and Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop (“Carie Boyd’s”). It is Biote’s understanding that these 503B outsourcing facilities make these compounded drugs from bulk substances that comport with FDA’s final guidance on its interim policy on bulk substances. However, we do not control or direct the compounding or manufacturing processes of the AnazaoHealth or Carie Boyd 503B outsourcing facilities. While Biote generates revenue by charging the Biote-partnered clinics procedure-based fees associated with the Biote-provided end-to-end platform for running an efficient practice that includes tracking compounded products ordered from 503B outsourcing facilities, as well as other services, Biote does not receive compensation for the sale of bioidentical pellets from these 503B outsourcing facilities to Biote-certified practitioners. For more information about compounding facilities, please see the section entitled “Regulation of Compounded Drug Products.”

Our Biote-branded dietary supplements are a natural extension of our practice-building business and represent approximately 18% of our annual revenues. We sell dietary supplements that may support hormone, vitamin and physiological balances in an aging population. Our Biote-branded dietary supplements provide Biote-certified practitioners with an opportunity to further balance other important aspects of a patient’s profile and simultaneously increase practice revenue. Biote-partnered clinics directly purchase Biote-branded dietary supplements from us, and our third-party logistics (“3PL”) suppliers fill and ship directly to the ordering practice. The Biote-partnered clinic then sets their own pricing in compliance with our applicable policies and sells Biote-branded dietary supplements directly to patients. We have leveraged our existing commercial infrastructure and relationships with Biote-certified practitioners to build our Biote-branded dietary supplement business. As a result, as of December 31, 2024, approximately 76% of Biote-branded dietary supplements were sold through Biote-certified practitioners. Approximately 70% of our partnered clinics offer Biote-branded dietary supplements, for an average supplement volume per practice of approximately $9,100 as of 2024.

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

•
Source medications and supplements exclusively from approved vendors;
•
Comply with the U.S. Drug Enforcement Administration’s (the “DEA”) inventory control regulations for all scheduled drugs; and
•
Use our proprietary technology, including our BioTracker inventory management platform, our CDSS, training materials and educational videos to ensure proper procedure and protocol execution.

Biote training facilities & faculty—We operate one national and four regional training facilities for Biote-certified practitioners, healthcare providers and medical staff. The 6-person practitioner clinical faculty and 15 medical advisors provide on-site and virtual educational programs, seminars, training, refresher courses in hormone optimization, vitamin and Biote-branded dietary supplement guidance, and other topics. As of December 31, 2024, over 8,600 providers in more than 4,700 clinics nationwide have successfully completed our rigorous curriculum and clinical training program. Upon completion, each Biote-certified practitioner is teamed with an experienced Biote-certified practitioner who is committed to providing mentorship and guidance, including with respect to regulatory compliance, education and new research updates.

Biote BioTracker system—We require Biote-partnered clinics to keep patient and inventory records, which was accomplished historically with manually-completed paper copies. To help our practitioners automate this process, we offer as part of our platform the BioTracker system, which provides inventory management services to enable Biote-partnered clinics to comply with DEA and applicable state regulations for the hormones that Biote-certified practitioners may order from 503B outsourcing facilities. Our BioTracker software is integrated with the outsourcing facilities’ software to facilitate ordering and inventory control. As each Biote-partnered clinic stores and dispenses these hormones, this software performs the critical function of monitoring and tracking the necessary detail regarding the administration of controlled substances. BioTracker also provides robust data analytics which allows the practitioner to effectively manage their processes and internal records. We also leverage this data to electronically transmit to us the number of hormone optimization pellet insertion procedures performed, affording us the most direct way to seamlessly assess a fair, transparent and consistent fee for our Biote Method, including the education, training, re-training and comprehensive services and support.

Biote Clinical Decision Support software—The CDSS is part of our offerings available to Biote-certified practitioners. The CDSS programs assist practitioners in identifying potential patient-specific treatment options and provide these practitioners with access to publications and guidelines that serve as independently verifiable bases for treatment recommendations. The practitioner enters a patient’s clinical markers into the program, and an algorithm based on the published literature with clinical data and clinical guidelines suggests potential individualized treatment option for the practitioner’s evaluation and consideration. While Biote-certified practitioners may consider the treatment options identified by the CDSS, responsibility for treatment decisions remains solely with the practitioners in the exercise of their independent medical judgment.

Biote-branded Dietary Supplements—Our expanding Biote-branded dietary supplements business sells dietary supplements that may support hormone, vitamin and physiological balances in an aging population. We introduced our line of Biote-branded dietary supplements in 2013 with two specific dietary supplement products, DIM SGS+ and ADK 5. The line has since grown to include 24 dietary supplements, priced between $9.46 and $50.45. We offer wholesale sales directly to over 3,500 Biote-certified practitioners through our own eCommerce site, efficiently leveraging the core Biote provider platform. Practitioners then re-sell to their patients through online stores or in-clinic. As of December 31, 2024, 76% of Biote-partnered clinics also offer our Biote-branded dietary supplement products. Biote-branded dietary supplement sales accounted for approximately 18% of our revenue in 2024.

In 2021, we launched a direct-to-patient eCommerce platform whereby practitioners can invite their patients to buy Biote-branded dietary supplement products online via their own online store. Enhancements to the direct-to-patient platform included a subscription service that launched in early 2022 for added convenience to patients, and to help drive reoccurring revenue for both us and Biote-partnered clinics. Our team plans to continue researching new formulations, product expansion opportunities and architecting an innovation pipeline that will offer solutions and revenue expansion for our practitioners and for Biote. We believe that as awareness of our Biote brand name associated with our supplements continues to increase, so too will the incidence of our Biote-branded dietary supplements being sold in online stores, including our e-commerce platform with Amazon.

Our Competitive Strengths

We believe we are a leader in the practice-building market focused on the hormone optimization space as evidenced by our size as compared to competitors. We have designed the Biote Method to offer practitioners an end-to-end platform to enable them to successfully establish and grow a profitable hormone therapy practice.

Proprietary end-to-end hormone optimization platform—The Biote Method provides a comprehensive solution that quickly enables new clinics to effectively start and run an efficient bioidentical HRT practice. Our two-day mandatory, practitioner-paid training program educates the practitioner on clinical and back-office aspects of treating patients. Biote’s CDSS identifies treatment options while customized practice management and data software enable efficient workflow and inventory and vendor management. By virtue of the breadth and quality of the systems and services provided by the Biote Method, we believe our platform is differentiated within our industry and represents a competitive advantage.

Accretive practice economics—Our relationship with Biote-certified practitioners delivers positive practice economics.In an environment of expanding patient needs due to an aging population and declining reimbursement for patient care related costs, extending quality of care while providing a profitable revenue stream are compelling contributors to practitioners joining the Biote network.

Size compared to competition and brand awareness among practitioners—With more than 4,700 clinics, 8,600 Biote-certified practitioners and five million procedures performed to date, and more than 400,000 active patients, we believe we are approximately five times larger than our nearest competitor. We believe that our patient education materials reinforce the commitment by our Biote-certified practitioners to be medically and technically well-prepared to effectively address patients’ symptoms by providing individualized treatment to help patients “achieve their best self”. We believe that Biote-certified practitioners identify with the Biote brand because we provide a reliable education and business platform and enable them to build a profitable practice area.

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

Practitioner Growth, Sales, Brand and Marketing

Clinic and Practitioner Growth

As of December 31, 2024, we contract with over 8,600 Biote-certified practitioners in more than 4,700 partnered clinics, and many Biote-certified practitioners are also patients. In 2024, we contracted with over 900 new partnered clinics, bringing the total number of partnered clinics to over 4,700. These new partnered clinics account for 66% of our 2024 revenue growth. Since we started in 2012, our commercial footprint has expanded to 10 core states, which, as of December 31, 2024, generated approximately 55% of our revenue:

• Alabama • Arkansas • Colorado • Florida • Georgia	• Louisiana • Mississippi • New Mexico • Oklahoma • Texas

We employ targeted methodologies that consider practice demographics and practitioner prescribing history to identify the best potential practitioners within each area of medical specialty and geography. We also utilize these analytics in determining optimal geographies for new sales territories. Although there are approximately 1.2 million total providers in the United States, we target practitioners who are already prescribing alternative HRT patient care-related and having conversations with patients about hormone-related symptoms that impact patient health and wellbeing. This target set includes practitioners in OB/GYN, family and general practice, urology, and internal medicine. In our experience, patients most often seek out practitioners within these distinct specialties when experiencing menopause or andropause symptoms. In 2019, there were approximately 260,000 practitioners in the United States within our targeted specialties: family and general practice (approximately 108,000); obstetricians and gynecologists (approximately 39,000); internal medicine (approximately 104,000); and urologists (approximately 9,000). These are the specialties that patients typically contact when experiencing the symptoms associated with menopause and andropause. As a result, these practitioners are actively searching for a therapeutic solution to the health challenges faced by their existing patients. Of this group, we currently target the top three deciles from the relevant specialties, which represents approximately 78,000 practitioners. Practitioners in these four specialties have appropriate patient demographics and have proven they can be developed into capable hormone optimization practices. Our own business experience confirms that more than half of our revenue in 2024 was generated from two provider specialties: family and general practice and OB/GYN. Currently, approximately 72% of our customer base is comprised of OB/GYN, family and general practice, urology and internal medicine practices. We believe this target mix accurately reflects our potential by specialty. As such, our practitioner-focused marketing efforts are directed accordingly.

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

We derive the majority of our revenue through service fees that encompass the comprehensive platform and wraparound support we provide our Biote-partnered clinics. These service fees are realized when Biote-certified practitioners perform HRT procedures utilizing pellets dispensed in office. During the year ended December 31, 2024, these service fees generated approximately 76% of our revenue.

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

Sales

Our company began in Texas in 2012 and, since that time, has expanded into the geographically adjacent states. As of December 31, 2024, we had a 123-person sales force, structured to attract new Biote-certified practitioners while simultaneously supporting the productivity within existing partnered clinics. As of December 31, 2024, our 113-person regional sales team consisted of area vice presidents, regional managers, district managers, liaisons and practice development managers (“PDMs”). Liaisons are charged with identifying non-Biote-certified practitioners and educating them on value in attending the comprehensive two-day training program to become a Biote-certified practitioner. The role of the PDM is to act as a resource and facilitate the practice management of the Biote Method in both new and existing partnered clinics.

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

Brand

The Biote brand has been cultivated over 13 years to reinforce a “science-based, patient focused” approach to our practice building model. We believe that the quality of our platform, our size and scale differential, combined with strong brand placement throughout point-of-care delivery has enabled us to establish Biote as a highly recognized brand in the hormone optimization space. By the end of 2024, more than five million patient procedures had been performed by Biote-certified practitioners. We believe the patient experiences generated through the Biote Method are both strong and unique in our competitive environment.

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

We believe that the acceptance and strength of the Biote brand has enabled us to successfully launch and build our companion Biote-branded dietary supplement line. Practitioners frequently prescribe supplements as adjunct to hormone therapy. As of December 31, 2024, approximately 70% of Biote-partnered clinics also sell Biote-branded dietary supplement products. As patients trust the recommendations of their practitioner, our Biote-branded dietary supplements are likewise trusted and purchased. As a company, we benefit from this continued brand leverage.

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

Our Corporate Growth Strategy

U.S. Geographic Expansion

Since our initial founding in Texas, we have demonstrated a strong ability to scale. During the year ended December 31, 2024, we conducted approximately 55% of our business in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Informed by both data and our past success, we are confident in our ability to further expand our U.S. geographic footprint. In 2025, we plan to expand our field sales and support staff to add liaisons in critical locations, add new geographies and expand our training capacity to meet the increased rate of new Biote-partnered clinics. In order to efficiently identify new growth opportunities, we use demographic and practitioner-level data such as identifying prescription patterns and prescription purchasing data to assist in understanding the needs of new practices.

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

Our Biote-branded dietary supplement business has grown at a 11.5% CAGR between 2019 and 2024. In addition to generating continued growth through new patients added via our geographic expansion and through direct-to-consumer channels, we believe there is an important growth opportunity to expand the size of our Biote-branded dietary supplement portfolio through new product launches and increased education of Biote-certified practitioners on these products.

Strategic Acquisitions and Product Offerings

We have historically reinvested our revenue to fund our geographic expansion.

On March 18, 2024, we acquired Asteria Health, a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $9.0 million consisted of $8.5 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics.

On January 29, 2024, we executed an asset purchase agreement with BioSana ID LLC (“BioSana”) to purchase certain assets for cash consideration of $0.7 million.

On January 2, 2024, we executed an asset purchase agreement with Simpatra, LLC (“Simpatra”) to purchase certain intellectual property and intellectual property rights. As consideration, we paid $1.5 million in cash payments and 389,105 shares of our Class A common stock, of which 97,276 shares are being held for a period of approximately 15 months, pursuant to the asset purchase agreement, to cover certain representations and warranties. Additionally, the agreement provides for a future earnout payment of 194,553 shares of our Class A common stock upon achieving certain financial targets over a four-year period.

Over the next three years, we plan to accelerate that expansion to grow our practice-building business in the hormone optimization market. We will continue to evaluate selective business development opportunities as they present themselves, while simultaneously strategizing on moves that we believe could benefit our model and our stockholders.

Employees

As of December 31, 2024, we had 217 employees, across 11 departments. This includes nine employees on the executive team, 128 in sales and marketing, 17 in information technology and 15 in finance and operations. We believe our employee relations are good. None of our employees work under any collective bargaining agreements. All of our employment and consulting agreements include employees’ and consultants’ covenants with respect to confidentiality, noncompetition, nonsolicitation and assignment to us of intellectual property rights developed in the course of their employment with us. However, there can be no assurance that these agreements will be enforceable or that they will provide us with adequate protection.

We are committed to creating, nurturing and sustaining an inclusive culture where differences drive innovative solutions to meet the needs of our practitioners and partnered clinics, their patients, and our employees. We believe that having varied perspectives helps generate better ideas to solve the complex healthcare problems of a changing and increasingly diverse-world. We are focused on maintaining a diverse, equitable and inclusive workforce.

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

Supply Chain for Dietary Supplements and Pellet Insertion Kits

Our supply chain management enables precise planning of near-term and long-term business growth because we have full visibility into the production and distribution of resources that influence capacity planning. We sell 24 custom-branded dietary supplements, manufactured to exacting specifications by 11 U.S.-based suppliers. Currently, no one supplier manufactures more than seven products within our portfolio. We have chosen and continually evaluate our dietary supplement suppliers based on multiple factors including: 1) reputation and experience in the dietary supplement space; 2) expertise they bring to a specific product category; 3) ability to consistently execute all aspects of the manufacturing and packaging process to Biote quality standards; 4) on-time order fulfillment; and 5) cost.

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

Intellectual Property

We develop and continue to refine our CDSS and proprietary formulations for our Biote-branded dietary supplements. We believe the completeness of our offerings represents a sustainable competitive advantage and is but one contributing factor to our high rate of practice retention. While their existence is not a trade secret, their details, as well as the investment and practice experience required by a competitor to reproduce them represents a barrier of entry in that respect.

Patents

As of December 31, 2024, we owned three issued U.S. design patents related to trocars. The first filed of these three patents, D773,664, is subject to a 14-year term and will expire on December 6, 2030. The remaining two patents, D791,322 and D800,307, are subject to a 15-year term and will expire on July 4, 2032, and October 17, 2032, respectively. We pursued these patents to protect the unique design qualities of the trocars recommended for use in our education and training. However, we are no longer using our design patents as specifications for trocar manufacturing, opting instead to purchase and market trocar convenience kits that include commercially available and sourced disposable trocars.

Trademarks

As of December 31, 2024, our trademark portfolio comprises 25 trademark registrations or active trademark applications worldwide. Such portfolio includes nine U.S. trademark registrations, two pending U.S. applications, and 14 non-U.S. trademark registrations.

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

Competition

We face competition from companies engaged in educating and training medical professionals on hormone optimization therapies, such as bioidentical hormone pellet therapy, nutraceuticals and overall therapeutic wellness. Our ability to compete depends, to a great extent on in no particular, practitioner patients’ satisfaction, our clinical research program, which supports our education programs through systematic literature reviews and analysis of patient therapy effects in clinical practice, our relationship with our Biote-branded nutraceutical suppliers and our key 503B outsourcing facility partners and our dedicated sales force. Our primary competitors in the education and bioidentical hormone pellet therapy space are Evexias Health Solutions, SottoPelle, Pellecome LLC, Purepell and Pro-pell Therapy Program.

The dietary supplement space is a large, fragmented and highly competitive industry, with few barriers to entry for branded dietary supplements sold through practitioners, online retailers, conventional retailers and department stores. For instance, three of our competitors, Evexias Health Solutions, Pellecome LLC, and Pro-Pell, maintain their own branded dietary supplements that they sell through affiliated practitioners and two of our competitors, SottoPelle and Purepell, sell their branded dietary supplements direct to consumers online. Further, an internet search for providers of DIM, a popular dietary supplement, illustrates more than 20 other accessible brands, including Nature’s Way and The Vitamin Shoppe, available online and sold through conventional retailers and department stores such as The Vitamin Shoppe, Walmart, and Target.

Despite the significant availability of dietary supplements, the contents of different brands vary substantially leaving to the consumers to ensure that their purchase matches their physiological needs. In contrast to other competitors, our Biote-branded dietary supplements are primarily sold and recommended by Biote-certified practitioners. As of December 31, 2024, approximately 70% of Biote-partnered clinics also sell Biote-branded dietary supplement products. We believe consumers primarily choose our Biote-branded dietary supplements as they are recommended by their Biote-certified practitioner.

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

The FTC requires advertising for any product, including dietary supplements, to be truthful, not misleading, and properly substantiated. The FTC has promulgated policies and guidance that apply to advertising for food and dietary supplements. For advertisements relating to dietary supplements, the FTC typically requires a substantiation standard of competent and reliable scientific evidence for all express and implied claims. FDA has expressed its intention to apply a standard for the substantiation of dietary supplement claims that is consistent with the FTC approach. Advertisers must possess adequate substantiation for the product claims before disseminating advertisements. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers, telemarketing, continuity plans, and “free” offers. The FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in warning letters, consent decrees and the payment of civil penalties and/or restitution by the companies involved. Should the FTC determine that our claims are false or misleading or unsubstantiated, we could be subject to FTC enforcement action.

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

Trocar Convenience Kits

The FDA classifies medical devices into three classes based on risk. The level of regulatory control increases from Class I (lowest risk), to Class II (moderate risk), to Class III (highest risk). Marketing of most Class II and III medical devices within the United States must be preceded either by (a) pre-market notification and FDA clearance pursuant to Section 510(k) of the FDCA, (b) acceptance of a De Novo classification request, or (c) the granting of pre-market approval (“PMA”). Both 510(k) notifications and PMA applications must be submitted to the FDA with significant user fees, although reduced fees for small businesses are available. Class I devices are generally exempt from pre-market review and notification, as are some moderate-risk Class II devices. Most Class II devices are subject to the requirement to submit a 510(k) notification and receive a clearance for marketing. Manufacturers of all classes of devices must comply with the FDA’s Quality System Regulation (“QSR”), establishment registration, medical device listing, labeling requirements, and medical device reporting (“MDR”) regulations, which are collectively referred to as medical device general controls. Class II devices may also be subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling. Some Class I and Class II devices can be exempted by regulation from the requirement of compliance with substantially all of the QSR.

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

Clinical Decision Support Software

As stated above, our proprietary CDSS provides Biote-certified practitioners with information from published literature and clinical guidelines to assist practitioners in evaluating patient-specific treatment options.

FDA has become increasingly active in addressing the regulation of computer software functions intended for use in healthcare settings. FDA has the authority to regulate a software function as a medical device if it falls within the definition of a “device” under the FDCA. However, FDA has exercised enforcement discretion for software said to be “low risk.”

The 21st Century Cures Act clarified FDA’s authority to regulate software functions as medical devices by amending the definition of “device” in the FDCA to exclude certain software functions, including clinical decision support software that meet certain criteria. In December 2017, FDA issued a draft guidance document describing FDA’s proposed interpretation of the exemption under the 21st Century Cures Act for CDSS software. FDA issued a revised draft of this CDSS software guidance document in September 2019. Under the 21st Century Cures Act and FDA CDSS guidance, certain software functions are excluded from FDA’s definition of “device” when they meet all the following criteria:

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

Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. There is also a risk that FDA could finalize its guidance for CDSS software in such a way that it excludes our software and technologies from the scope of the CDSS software exclusion under the 21st Century Cures Act. Additionally, on September 28, 2022, the FDA published a final guidance, Clinical Decision Support Software, Guidance for Industry and Food and Drug Administration Staff, that significantly narrows the CDSS exception set forth under the 21st Century Cures Act. Further, since this final guidance, the FDA has begun to issue warnings for CDSS products that are not exempt under the 21st Century Cures Act. For example, on September 19, 2023, the FDA issued a warning letter to Abiomed Inc., in which it explained that Abiomed’s software was an adulterated and misbranded medical device because the agency disagreed with Abiomed’s assessment that the software product was non-device CDSS.

However, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to FDA’s interpretation of the FDCA, including the agency’s enforcement of the FDCA against software that falls within CDSS or any of the other 21st Century Cures Act or other statutory exemptions.

If the FDA determines that any of our current or future services, technologies or software applications, including our CDSS software, are regulated by the FDA as medical devices, we would become subject to various statutes, regulations and policies enforced by the FDA and other governmental authorities, including both pre-market and post-market requirements, and we would need to bring the affected services, technologies, and/or software into compliance with such requirements.

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

Finally, federal and state laws also give causes of action to competitors to seek injunctive and monetary relief for false and misleading advertising statements. Any person who is or may be likely to be damaged by false or misleading advertising statements may bring an action in federal court pursuant to the Lanham Act, § 43(a). Proven damages may be trebled, and attorney’s fees and costs may be awarded in appropriate cases. There are state analogs of this sort of unfair competition statute as well.

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

U.S. State and Federal Healthcare Fraud and Abuse Laws

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

The federal False Claims Act imposes civil penalties for knowingly submitting or causing the submission of a false or fraudulent claim for payment to a government-sponsored program, such as Medicare and Medicaid. Violations of the False Claims Act present civil liability of treble damages plus a penalty of at least $14,308 per false claim. The False Claims Act has “whistleblower” or “qui tam” provisions that allow individuals to commence a civil action in the name of the government, and the whistleblower is entitled to share in any subsequent recovery (plus attorney’s fees). Many states also have enacted civil statutes that largely mirror the federal False Claims Act but allow states to impose penalties in a state court. The existence of the False Claims Act, under which so-called qui tam plaintiffs can allege liability for a wide range of regulatory noncompliance, increases the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry, particularly in light of the recent U.S. Presidential and Congressional elections.

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

Corporate Information

Haymaker Acquisition Corp. III, a Delaware corporation (“HYAC”) was incorporated in the State of Delaware on July 6, 2020 as a special purpose acquisition company. BioTE Holdings, LLC (“Holdings” and as to its members, the “Members”) is a Delaware limited liability company formed on March 31, 2019. On March 4, 2021, HYAC completed its initial public offering. On May 26, 2022 (the “Closing Date”), Holdings completed a series of transactions (the “Business Combination”), pursuant to that business combination agreement (the “Business Combination Agreement”), by and among HYAC, Haymaker Sponsor III LLC, a Delaware limited liability company (the “Sponsor”), BioTE Management, LLC, a Nevada limited liability company and the other parties thereto, resulting in Biote being organized in an umbrella partnership-C corporation (“Up-C”) structure, and HYAC as the registrant changed its name to “biote Corp.” Biote’s headquarters are located at 1875 W. Walnut Hill Ln #100 Irving, Texas 75038. Our telephone number is (844) 604-1246, and our website address is www.biote.com.

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

Item 1A. Risk Factors.

Risks Related to Our Industry and Business

Our success depends upon whether the Biote Method and our Biote-branded dietary supplements attain significant market acceptance among clinics, practitioners and their patients.

Our success depends on the acceptance of the hormone optimization methods we teach in our training. We cannot predict how quickly clinics, practitioners or their patients will accept the Biote Method (as further described in Part I, Item 1. “Business”) or, if accepted, how frequently it will be used. The methods that we currently recommend and any methods we recommend in the future may never gain broad market acceptance. Demonstrated HRT health risks or side effects, as well as negative publicity relating to the same, could negatively impact the perception of patient benefit and generate resistance and opposition from practitioners, which could limit adoption of the Biote Method and have a material adverse impact on our business. To date, a substantial majority of our revenue has been derived from a limited number of clinics and independent, third-party physicians and nurse practitioners who are certified under our training program (the “Biote-certified practitioners”).

Our future growth and profitability largely depends on our ability to increase practitioner awareness of the Biote Method as well as our Biote-branded dietary supplements, and on the willingness of clinics, practitioners and their patients to adopt them. Practitioners may not adopt the Biote Method unless they determine, based on experience, clinical data, medical society recommendations and other analyses, that the Biote Method and the Biote-branded dietary supplements are appropriate for their patients. Healthcare practitioners must believe that the Biote Method and Biote-branded dietary supplements offer benefits over alternatives. Even if we are able to raise awareness, practitioners may be slow in changing their medical treatment practices and may be hesitant to use the Biote Method.

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

Any of these events could impact our ability to successfully commercialize any future products that we recommend as part of the Biote Method and our current or any future Biote-branded dietary supplements. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and Asteria Health to support the manufacturing of bioidentical hormones for prescribers.

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation, or AnazaoHealth, on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”), an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop, or Carie Boyd’s, on August 1, 2020, as amended by written agreement in September 2020, modified by verbal agreement in November 2020 and amended by written agreement in February 2025 (collectively, the “Outsourcing Facility Services Agreement”), and a Pharmacy Services Agreement with Asteria Health on October 28, 2021, which was subsequently amended and restated in its entirety on October 19, 2023 (the “Asteria Health Pharmacy Services Agreement”), to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe. AnazaoHealth, Carie Boyd’s and Asteria Health are operators of FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compounded bioidentical hormone pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of the AnazaoHealth and Carie Boyd 503B outsourcing facilities. We also do not control the time and resources AnazaoHealth, Carie Boyd’s or Asteria Health devotes to compounding bioidentical hormone pellets. If AnazaoHealth,

Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified Practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. The FDCA prohibits selling or transferring a drug compounded by an outsourcing facility by an entity other than the outsourcing facility that compounded the drug. In June 2023, the FDA released guidance, “Prohibition on Wholesaling Under Section 503B of the Federal Food, Drug, and Cosmetic Act” clarifying its interpretation of this prohibition. If the FDA determines that we are selling or transferring a drug compounded by an outsourcing facility, we may be subject to penalties under the FDCA. Other changes in state and federal regulatory and enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the AnazaoHealth Pharmacy Services Agreement, with such termination to be effective as of May 1, 2025. There is no guarantee that we will be able to negotiate a new agreement with AnazaoHealth and continue our partnership following such notice of termination on terms that are acceptable to us, if at all, which could have an adverse effect on the practices of Biote-certified practitioners or Biote-partnered clinics, our business, financial condition and results of operations.

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

We generate revenues by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. During the year ended December 31, 2024, approximately 55% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

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

The continuing development of the Biote Method depends upon our maintaining strong working relationships with Biote-certified practitioners and other medical personnel.

The development, marketing and sale of the Biote Method depends upon our maintaining working relationships with Biote-certified practitioners and other medical personnel. We rely on these relationships to provide us with considerable knowledge and experience regarding the development, marketing and sale of our training. For example, Biote-certified practitioners assist us in marketing and as researchers, consultants and public speakers. If we cannot maintain our strong working relationships and continue to receive such advice and input, the development and marketing of our training could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our results of operations in the near term.

We believe our long-term value as a company will be greater if we focus on longer-term growth rather than short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy focused on maximizing short-term profitability. Significant expenditures on marketing efforts, acquisitions and international expansion may not ultimately grow our business or lead to expected long-term results.

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

The hormone replacement therapy market and dietary supplement industry are highly competitive, subject to rapid change and significantly affected by new offerings and other market activities of industry participants. For example, in the dietary supplement space, we are competing with more than 30 brands of dietary supplements, including that of Evexias Health Solutions, Pellecome LLC, Pro-Pell, Sottopelle, Purepell and Nature’s Way, which are either available direct to consumer online, through more conventional retailers and department stores and/or sold through practitioners. If we are unable to compete effectively, we will not be able to establish the Biote Method and Biote-branded dietary supplements in the marketplace, which would have a material adverse effect on our business, financial condition and results of operations. Further, large, well-capitalized pharmaceutical companies may enter the hormone replacement therapy market or dietary supplement industry and would be able to spend more on development of their offerings, marketing, sales, compliance and other initiatives than we can. Some of our competitors may have:

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

We have limited history of providing the Biote Method to practitioners in the hormone optimization space, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We have limited history of providing the Biote Method to practitioners in the hormone optimization space. We commenced operations in 2012, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital, developing the Biote Method, including our training programs, refining our relationships with outsourcing facilities that can compound the bioidentical hormone pellet products that Biote-certified practitioners may prescribe, as well as manufacturers who produce our Biote-branded dietary supplements. Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increase the risk of your investment. Any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of commercializing the Biote Method and our Biote-branded dietary supplements. In addition, as an early-stage company with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors which may result in our inability to maintain profitability.

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

In addition, we are highly dependent on the services of several of our executive officers and other senior technical and management personnel, including Bret Christensen, our new Chief Executive Officer, Marc D. Beer, our Executive Chairman, Robert C. Peterson, our Chief Financial Officer and Mary Elizabeth Conlon, our General Counsel, who would be difficult to replace. If these or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. We do not maintain key person life insurance with respect to any member of management or other employee.

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

Over the past 12 months, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Executive Officer and a new Chief Marketing Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and other sensitive data we may process, e.g., business plans, transactions, or financial information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services.

Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local level, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in monetary penalties imposed by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve substantial ongoing costs and may require us to undertake or implement additional policies or measures. The scope of the foregoing state laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that our arrangements with the Biote-certified practitioners, Biote-partnered clinics or our sales force are not consistent with such laws, or that we may find it necessary or appropriate to settle any such claims or other proceedings. Such claims, proceedings, or settlements, would likely subject us to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any Biote-certified practitioners or Biote-partnered clinics with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions.

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

Although we currently work with numerous clinics that are multi-national in scope, our current business is primarily focused on clinics and practitioners in the United States. A component of our growth strategy involves expanding our operations outside the United States, including expansion into Argentina, Brazil, Colombia and Canada, as permitted by law. We may face difficulties as we expand our operations into new domestic and international markets in which we have limited or no prior operating experience.

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. We believe that the accounting policies described reflect our most critical accounting policies and estimates (including with respect to revenue recognition, business combinations and the valuation of inventory), which represent those that involve a significant degree of judgment and complexity. Accordingly, we believe these policies are critical in fully understanding and evaluating our reported financial condition and results of operations.

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

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. On April 26, 2024, we entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment to Credit Agreement and Waiver”) with the lender, that waived an event of default and also agreed that payments made to repurchase specified shares in settlement of the Donovitz Litigation (as defined herein) will no longer continue as an event of default. On June 26, 2024, we entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement of the June 5, 2024 Litigation (as defined herein) will not qualify as an event of default on the Term Loan. The proceeds of the Credit Agreement have been used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which we conduct our business, and we may be unable to expand or fully pursue its business strategies, engage in favorable business activities, or finance future operations or capital needs. Our ability to comply with the covenants under the Credit Agreement may be affected by events beyond our control, and we may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. We failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation, resulting in an event of default as of March 31, 2024. On April 26, 2024, the lender waived the event of default. If we are unable to generate sufficient cash to repay our debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our business strategy, we have in the past engaged in, and may in the future consider strategic transactions, such as business combinations, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, in January 2024, we completed asset acquisitions of Simpatra, to purchase certain intellectual property and intellectual property rights, and BioSana to purchase certain assets. In March 2024, we completed an acquisition of Asteria Health, a privately held 503B manufacturer of compounded bioidentical hormones, which was accounted for as a business combination. Any business combination, asset acquisition or other investment may divert the attention of management that would otherwise be available for the development of our existing business and may cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transaction is completed, and may result in unforeseen operating difficulties and expenditures. Furthermore, we may encounter difficulties assimilating or integrating the businesses, technologies, data, solutions, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if their business is not easily adapted to work with our network or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our Class A common stock, or cause us to increase our debt obligations, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, asset purchases, business combinations and other investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention from management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although we may not undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, suppliers, Biote-partnered clinics, dietary supplement third-party manufacturers, and suppliers are located could impact our global supply and may adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that could negatively impact practitioner or clinic spending, any or all of which would negatively impact our results of operations and financial condition. In particular, these types of events could impact our global supply chain, including the ability of manufacturers to produce our Biote-branded dietary supplement products to Biote-partnered clinics or Biote-certified practitioners from or to the impacted region(s). For instance, in 2022 we experienced hurricane-related closures of 140 medical clinics in Florida and Puerto Rico, two of our key markets. Additionally, in September and October 2024, we experienced hurricane-related closures of approximately 204 medical clinics in Florida, Georgia, South Carolina, North Carolina and Tennessee as a result of hurricanes Helene and Milton, respectively. If such closures continue or we experience similar closures in the future, there could be a material adverse effect on our business, financial condition and results of operations.

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

Market and economic conditions may negatively impact our business, financial condition and stock price.

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in December 31, 2024, the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose 2.9% from the same month a year ago. Our general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, international tariffs, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services we purchase, including its raw materials used in manufacturing our product, may have an adverse effect on our gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to our stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on our financial performance and stock price or we could be required to delay or abandon development other business plans. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

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

Compounded preparations and the compounding pharmacy industry are subject to regulatory scrutiny, which may impair our growth and sales.

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

We could be adversely affected if compounded pellets are subject to negative publicity. We could also be adversely affected if compounded pellets sold by any compounding outsourcing facilities, prove to be, or are asserted to be, harmful to patients or are otherwise subject to negative publicity. For example, in 2015, the FDA required labeling changes for prescription testosterone replacement therapy to warn of increased risk of heart attacks and strokes. There are a number of factors that could result in the injury or death of a patient who receives a compounded formulation, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of the products we recommend as part of the Biote Method. Similarly, to the extent any of the components of approved drugs or other ingredients used by the outsourcing facilities with whom we have relationships have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. For example, some of the contracted outsourcing facilities have been the subject of civil suits alleging patient harm as a result of an improper formulation unrelated to the products we recommend. If a product which we recommend as part of our training becomes the subject of a civil or criminal suit, we may be subject to significant liability for any damages suffered by the plaintiffs and associated costs and penalties. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. In addition, in the ordinary course of business, a voluntary recall of one of the products we recommend as part of our training or may be instituted in response to a practitioner or clinic complaint. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of the compounded products we recommend as part of our training or any other compounded formulations made or sold by other companies, could have a material adverse impact on our business, results of operations and financial condition.

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

Additionally, we offer our proprietary clinical decision support (“CDSS”) software to practitioners to provide information from published literature and clinical guidelines to assist practitioners in providing precise, patient-specific treatment options at various intervals through a patient’s therapy. The FDA has recently issued a non-binding final CDSS guidance that significantly narrows what the agency considers non-device CDSS. Further, since this final guidance, the FDA has begun to issue warnings for CDSS products that are not exempt under the 21st Century Cures Act. For example, on September 19, 2023, the FDA issued a warning letter to Abiomed Inc., in which it explained that Abiomed’s software was an adulterated and misbranded medical device because the agency disagreed with Abiomed’s assessment that the software product was non-device CDSS. If the FDA determines that our CDSS is a medical device under the FDCA, the FDA may determine that our algorithm requires premarket approval or clearance, and may determine that unless and until we obtain such premarket approval or clearance that we are distributing an unapproved medical device in violation of the FDCA. If we are found to have manufactured, distributed, sold, or labeled any medical devices in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

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

Operating our business (including the Biote Method) involves the collection, storage, transmission, disclosure and other processing of proprietary, confidential and sensitive information, as well as the personal information of patients that we may receive from clinics. We rely upon third-party service providers, such as identity verification and payment processing providers, for our information processing-related activities. We share or receive sensitive information with or from third parties. We also depend on our information technology systems for the efficient functioning of our business, including to support Biote Method, our end-to-end platform to enable Biote-certified practitioners to establish, build, and successfully operate a Biote-partnered clinic for optimizing hormone levels in their specific aging patient population, the distribution and maintenance of our Biote-branded dietary supplements, as well as for accounting, data storage, compliance, purchasing and inventory management.

In an effort to protect sensitive information, we have implemented security measures designed to protect against security incidents and protect sensitive information. However, advances in information technology capabilities, increasingly sophisticated tools and methods used by hackers, cyber terrorists and other threat actors, new or other developments, and intentional or accidental exposures of sensitive information by those with authorized access to our network, could result in our failure or inability to adequately protect sensitive information. Expending significant resources or modification to our business activities would be required to protect our information and against security incidents. Certain information privacy and security obligations require implementation and maintenance of specific security measures, industry-standard or reasonable security measures to protect our information technology systems and information.

We are subject to a variety of evolving threats including, but not limited to, hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, malware (including ransomware) attacks, credential stuffing attacks, denial-of-service attacks, supply-chain attacks, software bugs, information technology malfunction, software or hardware failures, loss of data, theft of data, misuse of data, telecommunications failures, earthquakes, fire, flood, exploitation of software vulnerabilities, and other real or perceived threats. Any of these incidents could lead to interruptions or shutdowns of our IT systems, loss or corruption of data or unauthorized access to, or disclosure of personal data or other sensitive information. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and would lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports, and other public disclosures required of public companies.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We have been and will continue to be subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in information technology capabilities, new technological discoveries, or other developments are likely to result in cyberattacks becoming more sophisticated and more difficult to detect. We and third parties upon whom we rely for our information technology systems and information, may experience such cyberattacks and may not have the resources or technical sophistication to anticipate or prevent all threats. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our personnel and third-party service providers (including their personnel). Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to information.

In addition to experiencing a security incident, third parties can gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information or the sensitive information of our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI (“AI”) technologies. Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. Any disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our trainings and Biote-branded dietary supplements to clinics and practitioners in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of certain data would likely impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and have an adverse effect on our business, reputation, brand, financial condition, and results of operations.

We will continue to incur, significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We will continue to incur increased legal, accounting, administrative and other costs and expenses, which could have an adverse effect on our business, financial condition and results of operation. The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. For example, we have adopted new charters for our board committees and new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and concluded that we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our enterprise resource planning system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in the Quarterly Reports on Form 10-Q/A for each of the affected quarters, each filed on March 29, 2023. This material weakness has not been remediated as of the date of this Annual Report.

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

As previously announced, we concluded that our previously issued consolidated financial statements as of and for the quarters ended June 30, 2022 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon. As a result, we restated the financial statements for the Affected Periods. The restatements of our financial statements for the Affected Periods were due, in part, to an error in the calculation of our earnout valuation, resulting in an overstatement of our earnout liability and our gain (loss) from change in fair value of earnout liability. We also determined that we should attribute changes in fair value of our warrant and earnout liabilities to our operating subsidiary, BioTE Holdings, LLC (“Holdings”), whereas these changes had previously been attributed to Biote due to an error related to the calculation of the fair value of our contingent earnout liability in each of the Affected Periods. We determined that attributing these changes in fair value to Holdings more appropriately reflects the economics of the net income allocation to equity interests in our consolidated financial statements in accordance with Accounting Standards Codification 810, given our Up-C structure. As a result, we corrected the error and restated our financial statements for the quarters ended June 30, 2022 and September 30, 2022 to reflect a reduction in our basic and diluted income (loss) per common share, as a pro rata portion of gain (loss) from changes in fair value of the warrant and earnout liabilities attributed to noncontrolling interests of Holdings.

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

The market price of our common stock is volatile and may fluctuate substantially, and you could lose all or part of your investment.

The trading price of our common stock is volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely affect your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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

We are an “emerging growth company” and a “smaller reporting company” and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Our Class A common stock is listed on Nasdaq. To maintain our listing on this market, we must meet Nasdaq’s continued listing standards. On July 20, 2022, Nasdaq suspended trading of our Class A common stock for failure to meet certain initial listing requirements and indicated it intended to pursue delisting our Class A common stock once all applicable appeal and review periods expired. On August 25, 2022, Nasdaq approved our application to relist our Class A common stock and we began trading on August 29, 2022. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our Class A common stock could be delisted from Nasdaq. If delisted, we may seek to list our securities on a different stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our Class A common stock. If our Class A common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the Class A common stock.

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

On March 12, 2025, the closing price of our Class A common stock was $4.10 per share.

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

Future sales, or the perception of future sales, by us or our stockholders in the public market, the issuance of rights to purchase our Class A common stock, including pursuant to the Incentive Plan and the ESPP, and future exercises of registration rights could result in the additional dilution of the percentage ownership of our stockholders and cause the market price for our Class A common stock to decline.

As of March 12, 2025, 40,323,156 shares of our common stock (which includes 2,028,226 Member Earnout Units (as defined herein) and 1,587,000 Sponsor Earnout Shares (as defined herein)) were outstanding, consisting of 33,073,277 shares of Class A common stock and 7,249,879 shares of Class V voting stock. Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our Class A common stock could decline significantly.

Resales of our Class A common stock, or the perception that such resales will occur, pursuant to resale registration statements, could also cause the market price of our Class A common stock to decline. For instance, the lock-up restrictions agreed to in connection with the amended and restated investor rights agreement, dated as of the Closing Date (the “A&R IRA”), by and among Biote, the Members, the Sponsor and certain other parties thereto, have expired, except with respect to the Member Earnout Units and Sponsor Earnout Shares, which lock-up restrictions will expire on such later date the Member Earnout Units and Sponsor Earnout Shares are earned in accordance with the Business Combination Agreement. As such, each Holdings Unit (as defined herein) retained by the Members (the “Retained Holdings Units”), other than the Member Earnout Units, and corresponding shares of Class V voting stock held by the Members may be redeemed at any time, upon the exercise of such Members’ Exchange rights (as defined in the amended and restated operating agreement, dated as of the Closing Date (“Holdings A&R OA”), by and among Biote, Holdings and the Members), in exchange for either one share of Class A common stock or, at the election of Biote in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 15.6% of our Class A common stock as of March 12, 2025.

In addition, we have registered up to 26,906,597 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. We have registered 5,000,000 shares of Class A common stock for resale related to the SEPA with Yorkville, including 130,559 shares of Class A common stock issued and outstanding as of March 12, 2025 and 4,869,441 shares of Class A common stock that may be issued pursuant to the SEPA in the future. Any of these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates.

As such, sales of a substantial number of shares of Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our Class A common stock to decline or increase the volatility in the market price of our Class A common stock.

In addition, if we sell shares of our Class A common stock, convertible securities or other securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our Class A common stock, including the Class A common stock issued in connection with the Business Combination.

Pursuant to the Incentive Plan, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the ESPP, we are authorized to sell shares to our employees. We initially reserved 15% of the shares of Class A common stock outstanding on a fully-diluted basis upon the Closing for future issuance under the Incentive Plan, plus 3,887,750 shares of Class A common stock necessary to satisfy payments to Phantom Equity Holders under the Phantom Equity Acknowledgments (such 3,887,750 shares of Class A common stock will not again become available for issuance under the Incentive Plan and will not be subject to the automatic annual increases described below). In addition, we initially reserved 1% of the shares of Class A common stock outstanding on a fully-diluted basis upon the Closing for future issuance under the ESPP. The Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Class A common stock to fall.

In the future, we may also issue its securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

We may be subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to product liability claims, stockholder class action and derivative claims, commercial disputes, copyright infringement, trademark challenges, and other intellectual property claims, as well as trade, regulatory, employment, and other claims related to our business. Any of these proceedings could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies or the carriers may decline to fund such final settlements and/or judgments and could have an adverse impact on our business, financial condition, and results of operations. In addition, any proceeding could negatively impact our reputation among our practitioners and clinics and our brand image. In addition, litigation and related matters are costly and may divert the attention of our management and other resources that would otherwise be engaged in other activities.

Risks Related to our Organizational Structure

Our only material asset is our ownership interest in Holdings, and accordingly we depend on distributions from Holdings to pay distributions, dividends on our Class A common stock, taxes and other expenses, and make any payments required to be made by us under the Tax Receivable Agreement (the “TRA”).

We are a holding company and have no material assets other than our ownership of the Class A common units of Holdings (“ Holdings Units”). We are not expected to have independent means of generating revenue or cash flow, and our ability to pay distributions, dividends on our Class A common stock, taxes and other expenses, and make any payments required to be made by us under the TRA will be dependent upon the financial results and cash flows of Holdings. The earnings from, or other available assets of, Holdings may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A common stock or satisfy our other financial obligations. There can be no assurance that Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If Holdings does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.

Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income or loss will be allocated, for U.S. federal income tax purposes, to the holders of Holdings Units, including us. Accordingly, we will be required to pay U.S. federal income taxes on our allocable share of the net taxable income of Holdings. Under the terms of the Holdings A&R OA, Holdings is obligated to make tax distributions to holders of Holdings Units (including us) calculated at certain assumed rates. In addition to tax expenses, we also will incur expenses related to our operations, some of which expenses will be reimbursed by Holdings. We intend to cause Holdings to make ordinary distributions and tax distributions to the holders of Holdings Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses (to the extent not already payable or reimbursable by Holdings pursuant to the Holdings A&R OA), payments under the TRA and dividends, if any, declared by us. However, as discussed herein, Holdings’ ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of Holdings and its subsidiaries (the “BioTE Companies”) and restrictions on distributions that would violate any applicable restrictions contained in our debt agreements, or any applicable law, or that would have the effect of rendering Holdings insolvent. To the extent we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.

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

In connection with the Business Combination, a historic Member was deemed for U.S. federal (and applicable state and local) income tax purposes to have sold Holdings Units to us for the Cash Consideration and rights under the TRA (the “Purchase”) and the Members may in the future have their Holdings Units (including the Earnout Units, if any, that have vested in accordance with the Business Combination Agreement), together with the cancelation of an equal number of shares of Class V voting stock, redeemed in exchange for shares of our Class A common stock (or cash) pursuant to the Holdings A&R OA, subject to certain conditions and transfer restrictions as set forth therein and in the A&R IRA. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred, although the IRS or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. We have entered into the TRA, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Holdings Units in exchange for Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits attributable to payments under the TRA. These payments are our obligation and are not an obligation of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the TRA generally will reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

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

Increases in our income tax rates or other changes in tax laws in the United States or any jurisdiction in which we operate could reduce our after-tax income and adversely affect our business, financial condition or results of operations. Existing tax laws in the United States have been, and in the future could be, subject to significant change. For example, the Inflation Reduction Act of 2022 added, among other things, a one percent excise tax on certain share repurchases by domestic public corporations. Also, effective for tax years beginning after December 31, 2021, legislation commonly referred to as the Tax Cuts and Jobs Act eliminated the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. Future regulatory guidance from taxing authorities or other executive or Congressional actions in the United States or other jurisdictions may be forthcoming. These or other changes in the relevant tax regimes, including changes in how existing tax laws are interpreted or enforced, may adversely affect our business, financial condition or results of operations.

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

Our cybersecurity function, which comprises, in part, our information technology (“IT”) security director and other members of our technical staff management, along with our legal advisors, risk management team, and overall information security function, helps identify, assess and manage our cybersecurity threats and risks. Our IT security department, under the direction of our Chief Information Officer (“CIO”) and led by our IT security director, identifies and assesses risks from cybersecurity threats by monitoring cybersecurity and operational risks using various security tools designed to protect against, detect, and respond to cybersecurity threats, and has implemented processes and procedures aligned with our information security management system to support and promote resilient programs. This includes automated tools, security assessment and monitoring; restricted physical access to servers and network equipment, system audits and third party assessments, third-party IT vendor risk management process to assess and manage risk presented by our IT vendors, third party threat assessments, evaluating threats reported to us, and annual review of cybersecurity insurance policies and the associated levels of coverage based on current risks.

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

Our IT security department, which assesses and manages our risks from cybersecurity threats, is led by our CIO, who reports to our chief executive officer. We have in place an incident response plan to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards. Our CIO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO meets with the audit committee periodically to review our information technology systems and discuss key cybersecurity risks. Additionally, we maintain a qualified third-party vendor relationship which is available to the team for on-demand incident response and investigation, as needed.

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

We also lease two modest storage facilities, located in Irving, Texas. These spaces, which include a total of approximately 450 square feet, are leased on a month-to-month basis.

On September 11, 2024, we entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that will be used by Asteria Health to expand its compounded bioidentical hormones manufacturing facility capabilities.

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

Right Value Litigation

On January 30, 2024, a lawsuit was filed in the 162nd Judicial District Court of Dallas County, Texas (the “District Court of Dallas County”) against us by Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Ship n/k/a Carie Boyd Pharmaceuticals (“Right Value”). The lawsuit generally alleges breach of contract, fraud, and declaratory judgment (“Right Value Litigation”). We brought counterclaims against Right Value generally for fraud, breach of contract, and quantum meruit.

On September 26, 2024, Right Value amended its petition to seek injunctive relief, asking the District Court of Dallas County to impose a mandatory injunction that would require us to pay at least $1.2 million per month to Right Value through the conclusion of the trial. On September 27, 2024, the District Court of Dallas County conducted a hearing on Right Value’s application, and, at the conclusion of that hearing, the District Court of Dallas County denied Right Value’s application for temporary restraining order and set the hearing on Right Value’s application for temporary injunction on November 11, 2024 (the “November 11th Hearing”). The parties engaged in expedited discovery and briefing in advance of the November 11th Hearing. At the conclusion of the November 11th Hearing, the District Court of Dallas County denied Right Value’s request for a temporary injunction.

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, our outside legal counsel, and certain Company executive officers and directors (collectively, "Defendants") by two trusts ("Plaintiffs") that allegedly owned shares representing approximately 4.2% of our outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment ("July 12, 2024 Litigation").

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants have filed a motion to dismiss the lawsuit. Briefing on this motion concluded on November 22, 2024, and oral arguments are set to occur in March 2025.

We believe the claims asserted in the July 12, 2024 Litigation are without merit and intend to vigorously defend against them. However, given the preliminary stage of the proceedings, we are currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Dr. Gary S. Donovitz Litigation

On April 23, 2024, we settled all outstanding litigation described below with one of our stockholders, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”).

On June 23, 2022, Donovitz sued Haymaker Sponsor, LLC, our outside legal counsel, and certain Company executive officers and directors in the District Court of Dallas County, Texas (the “Donovitz Dallas Action”), generally alleging fraud, fraudulent inducement, negligent misrepresentation, a breach of the covenant of good faith and fair dealing, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “Donovitz Claims”). Donovitz subsequently dismissed without prejudice the Donovitz Claims brought in the Donovitz Dallas Action, and the Court entered an order of dismissal without prejudice on March 28, 2023.

On July 11, 2022, we sued Donovitz in the Delaware Court of Chancery, pursuing injunctive relief to prevent Donovitz from proceeding with the litigation in the Donovitz Dallas Action in Texas (the “First Delaware Action”). We sought to enforce (a) our certificate of incorporation, which mandates that stockholders must bring certain actions, including some or all of the Donovitz Claims, exclusively in Delaware, and (b) the Business Combination Agreement, by which Donovitz consented to the exclusive jurisdiction of the Delaware Court of Chancery and agreed that Delaware law governs any related claims, including some or all of the Donovitz Claims. Pending a ruling from the Delaware Court of Chancery, Donovitz agreed to stay all answer dates in the Donovitz Dallas Action. Then, on March 23, 2023, Donovitz filed an amended answer and counterclaims in the First Delaware Action generally reasserting the Donovitz Claims he had previously brought in the Donovitz Dallas Action. On August 24, 2023, Donovitz filed amended counterclaims in the First Delaware Action, again generally reasserting the Donovitz Claims previously brought in the Donovitz Dallas Action but also asserting derivative claims against our directors. On October 23, 2023, we filed our response to Donovitz’s amended counterclaims.

On August 24, 2022, Donovitz sued us, including certain of our executive officers and directors, in the Delaware Court of Chancery, seeking (a) a status quo order preventing the defendants from diluting any stockholder’s equity or voting power, (b) an injunction requiring the defendants to convene a special meeting of the stockholders, and (c) a request to either void a portion of our Certificate of Incorporation or allow stockholders to elect directors to a vacancy on the board in accordance with Delaware General Corporate Law (the “Second Delaware Action”). On September 8, 2022, the Delaware Court of Chancery denied Donovitz’s request for injunctive relief, determining that expedited proceedings and a status quo order were both unwarranted and rejecting a mandated meeting of the stockholders.

On August 2, 2022, we sued Donovitz, Lani Hammonds Donovitz, and Lani D. Consulting in the District Court of Dallas County, Texas, seeking injunctive relief to enforce non-disparagement obligations of that certain founder advisory agreement with Donovitz and the independent contractor agreement with Lani Hammonds Donovitz, both of which were entered into by the subject parties in connection with the Business Combination (the “Biote Dallas Action”). We successfully obtained a temporary restraining order to enforce the non-disparagement obligations of Donovitz and Lani Hammonds Donovitz. The parties subsequently entered into an agreed order that the temporary restraining order will stay in effect until the entry of a final judgment. On August 23, 2022, the defendants filed an answer in the Biote Dallas Action, which included affirmative defenses to our claims and certain counterclaims and third-party claims against certain of our executive officers. On April 12, 2023, Lani Hammonds Donovitz, individually and on behalf of Lani D Consulting, dismissed with prejudice all of her counterclaims and third-party claims in the Biote Dallas Action, and subsequently agreed to a permanent injunction in our favor, which was entered by the Court on April 17, 2023.

After the filing of the Biote Dallas Action, we amended our claim in the First Delaware Action to also seek an injunction to prevent Donovitz from proceeding with certain of the affirmative defenses, counterclaims, and third-party claims filed by the defendants on August 23, 2022. On November 4, 2022, the Delaware Court of Chancery denied that request for injunctive relief, permitting the Biote Dallas Action and all defenses and claims asserted therein to proceed in Texas.

A jury trial in the Biote Dallas Action was to commence on September 11, 2023, to address our affirmative claim for breach of contract, request for a permanent injunction, as well as the counterclaims and third-party claims asserted by Donovitz. On August 17, 2023, Donovitz nonsuited without prejudice all of his counterclaims and third-party claims in the Biote Dallas Action, leaving only our affirmative claim against Donovitz to be tried on September 11, 2023. On September 8, 2023, three days before the scheduled trial in the Biote Dallas Action, Donovitz agreed to stipulate that he breached his contract, and Donovitz agreed to a partial judgment and the entry of a permanent injunction against him, which was signed by the Court on September 9, 2023.

We sought recovery of our attorneys’ fees against Donovitz in a jury trial that began on October 30, 2023. On November 2, 2023, the jury returned a verdict awarding us $4.7 million plus the potential for an additional $0.2 million for future fees, which constituted all of the attorneys’ fees that we had sought against Donovitz in the Biote Dallas Action.

On April 23, 2024, we executed a binding settlement agreement with Donovitz to resolve all remaining outstanding litigation with Donovitz. Pursuant to the settlement agreement, we agreed to repurchase all of the Class A common units of Biote Holdings, LLC, the Class V voting stock of Biote (together, “Paired Interests”) and the Class A common stock, currently beneficially owned by Donovitz for approximately $76.9 million in the aggregate. We will repurchase the shares over a three-year period commencing on April 26, 2024. In addition, we and Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the Donovitz Litigation, (ii) the termination of the founder advisory agreement, dated as of May 18, 2022, by and between Donovitz and BioTE Medical, LLC, (iii) two year non-compete and non-solicitation agreements for Donovitz and (iv) a voting agreement with customary terms acceptable to us.

On April 26, 2024, we repurchased 5,075,090 shares of Class A common stock and 3,117,299 Paired Interests for approximately $32.2 million. Additionally, under the terms of the settlement agreement, we canceled 3,985,887 earnout securities. We recorded the impact of the settlement agreement during our second fiscal quarter ended June 30, 2024.

Marci M. Donovitz

On June 5, 2024, one of our stockholders, a trust associated with Marci M. Donovitz (“Ms. Donovitz”), sued Haymaker Sponsor III, LLC, our outside legal counsel, and certain of our executive officers and directors in the Delaware Court of Chancery, generally alleging negligent misrepresentation, breaches of fiduciary duties, and/or aiding and abetting those alleged breaches against the defendants (the “June 5, 2024 Litigation”).

On June 28, 2024, we executed a settlement agreement with Ms. Donovitz to resolve the June 5, 2024 Litigation. Pursuant to the settlement agreement, we agreed to repurchase all of the Paired Interests and shares of Class A common stock beneficially owned by Ms. Donovitz for $60.0 million in the aggregate. We will repurchase the shares over a three-year period commencing on June 28, 2024. In addition, we and Ms. Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the June 5, 2024 Litigation; (ii) a voting agreement with customary terms acceptable to us; and, the acceleration of the purchase schedule in the event of a change of control.

On June 28, 2024, we repurchased 4,146,610 Paired Interests for $30.0 million. Additionally, under the terms of the settlement agreement, we canceled 3,985,887 earnout securities.

As a result of settling the Donovitz Litigation and the June 5, 2024 Litigation, we recorded a combined repurchase liability of $128.4 million. Accreted interest on the share repurchase liability was $2.6 million which was included in interest expense, net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025.

Gary S. Donovitz / NIL Litigation

On December 13, 2024, Donovitz filed suit against BioTE Medical alleging misappropriation of his name, image and likeness by BioTE and various of its approved practitioners (the “December 13, 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The December 13, 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. Because BioTE contends that, pursuant to the April 23, 2024 settlement agreement, Donovitz’s claims were required to be brought before former Delaware Chancery Court Chancellor Chandler, on December 17, 2024, BioTE filed an action against Donovitz in Delaware Chancery Court (the “December 17, 2024 Litigation”) seeking a preliminary and permanent injunction enjoining Donovitz from pursuing the December 13, 2024 Litigation in Texas. On December 18, 2024, following a hearing on Donovitz’s request for a temporary restraining order, the 101st Judicial District Court judge entered a temporary restraining order purporting to enjoin Biote and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business until a hearing could be held on Donovitz’s request for a temporary injunction. The temporary injunction hearing was set for December 27, 2024. Also on December 18, 2024, the Delaware Chancery Court issued a temporary restraining order precluding Donovitz from prosecuting the December 13, 2024 Litigation in Texas. On December 23, 2024, a hearing was held before Vice Chancellor Laster of the Delaware Chancery Court to determine if the Delaware temporary restraining order should be renewed. Following the hearing, Vice Chancellor Laster entered an order renewing the Delaware temporary restraining order as a preliminary injunction which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on December 27, 2024, a hearing was held before the 101st Judicial District Court of Dallas County on Donovitz’s application for a temporary injunction. Following the hearing, the 101st Judicial District Court entered a temporary injunction continuing to enjoin BioTE and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business. BioTE has appealed the entry of the temporary injunction entered by the 101st Judicial District Court. Its opening brief was filed on February 24, 2025. Donovitz’s response is currently due on March 17, 2025. Donovitz has filed a request to appeal regarding the Delaware order renewing temporary restraining order as a preliminary injunction. The Delaware Supreme Court has not yet ruled on that request.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the closing of our business combination, HYAC common stock, units and warrants were listed on Nasdaq under the symbols “HYAC,” “HYACU” and “HYACW,” respectively. On May 27, 2022, our Class A common stock began trading on Nasdaq under the symbols “BTMD.” We no longer have any outstanding units or warrants. As of March 12, 2025, there were 33,073,277 shares of Class A common stock outstanding and 7,249,879 shares of our Class V common stock (the “Class V common stock”) issued and outstanding. No market exists for the Class V common stock.

Holders

As of March 12, 2025, there were 36 holders of record of our Class A common stock, 10 holders of record of our Class V common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Biote trains physicians and nurse practitioners in hormone optimization using bioidentical hormone replacement pellet therapy in men and women experiencing hormonal imbalance. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available HRT products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. By virtue of our historical performance over the past 13 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 24 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. In August 2021, we launched a direct-to-patient eCommerce platform whereby practitioners can invite their patients to buy Biote-branded dietary supplements online via our online store.

A majority of the bioidentical hormone pellets used by Biote-certified practitioners are manufactured by our 503B compounding pharmacy: however, in order to meet demand we have agreements with AnazaoHealth (AnazaoHealth Pharmacy Services Agreement) and Carie Boyd (Outsourcing Facility Services Agreement) each of which are FDA registered 503B outsourcing facilities. Bioidentical hormone pellets are shipped directly to Biote-certified practitioners. Custody of the bioidentical hormone pellets is with Biote-certified practitioners. However, the bioidentical hormone pellets are recorded as inventory on our consolidated balance sheets from the date of shipment until such time as they are administered in a patient treatment as monitored and recorded in our BioTracker system as an additional service for administrative convenience of Biote-certified practitioners and Biote-partnered clinics.

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

To strengthen control over our supply chain, enhance operational efficiency and reduce production costs, we are focused on vertical integration through strategic transactions. For example, in March 2024, we acquired Asteria Health, a 503B manufacturer of compounded bioidentical hormones. As part of the integration process associated with this strategic transaction, we are narrowing our current vendor network to better manage our supply chain. On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the Pharmacy Services Agreement (the “AnazaoHealth Pharmacy Services Agreement”), which we previously entered into on October 30, 2020, with such termination to be effective as of May 1, 2025. While there is no guarantee that we will be able to negotiate a new agreement with AnazaoHealth and continue our partnership following such notice of termination on terms that are acceptable to us, if at all, we believe we can continue to meet the product demands of our Biote-practitioners through our existing direct manufacturing capabilities and vendor network while continuing to expand our vertical integration.

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

Our revenue was $197.2 million and $185.4 million, our net income was $0.05 million and our net loss was $2.8 million, and our Adjusted EBITDA was $58.2 million and $55.3 million, for the years ended December 31, 2024 and 2023, respectively.

Recent Developments

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises, such as the COVID-19 pandemic, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the years ended December 31, 2024 and 2023.

Additionally, inflationary factors, such as increases in the cost of our materials and supplies, interest rates and overhead costs may adversely affect our business and operating results. Inflation and relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, international tariffs, consequences associated with global health crises and ongoing international conflicts such as the conflict between Russia and Ukraine and conflicts in the Middle East, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Chief Executive Officer Transition

On February 1, 2025, we appointed Bret Christensen as Chief Executive Officer. In connection with his appointment, we entered into an employment agreement with Mr. Christensen, dated as of January 29, 2025 which provides for Mr. Christensen’s at-will employment as the Chief Executive Officer for a term commencing on February 1, 2025 and continuing until terminated by either us or Mr. Christensen. Teresa S. Weber, our prior Chief Executive Officer, transitioned out of her role, effective February 1, 2025. On January 30, 2025, Ms. Weber entered into a consulting agreement with us, which provides that Ms. Weber will serve as a strategic advisor to us and our Board of Directors for up to one year, to assist with the transition and to work on special projects.

Acquisitions

On March 18, 2024, we acquired Asteria Health, a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $9.0 million consisted of $8.5 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics.

On January 29, 2024, we executed an asset purchase agreement with BioSana ID LLC (“BioSana”) to purchase certain assets for cash consideration of $0.7 million.

On January 2, 2024, we executed an asset purchase agreement with Simpatra, LLC (“Simpatra”) to purchase certain intellectual property and intellectual property rights. As consideration we paid $1.5 million in cash payments and 389,105 shares of our Class A common stock, of which 97,276 shares are being held for a period of approximately 15 months, pursuant to the asset purchase agreement, to cover certain representations and warranties. Additionally, the agreement provides for a future earnout payment of 194,553 shares of our Class A common stock upon achieving certain financial targets over a four-year period.

Components of Results of Operations

Revenue

We generate revenue by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Revenue generated from individual Biote-partnered clinics varies significantly due to many factors. including but not limited to, the tenure of practitioners as Biote-certified practitioners; the number of certified practitioners in an individual clinic; the number of patients served by a clinic; the clinic’s patient demographics; and the clinic’s geographic location and population density. The MSAs we enter into with Biote-partnered clinics contain tiered pricing provisions for the management fees. These provisions provide for decreasing management fees owed to us based on the number of new patients treated. This can result in declines in revenue we realize from management fees from existing Biote-partnered clinics unless these are offset by revenue generated from newly acquired Biote-partnered clinics which begin at higher fee levels under the MSA.

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

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for our unused Revolving Loans, accreted interest related to our share repurchase liabilities, net of interest income earned on our money market account and our now matured short-term investment.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability consists of the change in fair value of the warrant liability during the period.

Loss from Change in Fair Value of Earnout Liabilities

Loss from change in fair value of earnout liabilities consists of the change in fair value of the earnout liability related to the Business Combination Agreement and the earnout liability related to the acquisition of Simpatra. during the period.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The table and discussion below present our results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Revenue:
Product revenue	$192,240	$182,573
Service revenue	4,951	2,787
Total revenue	197,191	185,360
Cost of revenue
Cost of products	55,087	54,246
Cost of services	3,043	3,631
Cost of revenue	58,130	57,877
Selling, general and administrative	107,450	98,826
Income from operations	31,611	28,657
Other income (expense), net:
Interest expense, net	(11,001)	(6,363)
Loss from change in fair value of warrant liability	—	(13,411)
Loss from change in fair value of earnout liabilities	(19,605)	(8,990)
Other income (expense)	11	(16)
Total other income (expense), net	(30,595)	(28,780)
Income (loss) before provision for income taxes	1,016	(123)
Income tax expense	970	2,682
Net income (loss)	$46	$(2,805)

Revenue

Revenue for the year ended December 31, 2024 increased $11.8 million to $197.2 million, or 6.4% compared to the year ended December 31, 2023. The increase was primarily driven by a $9.3 million increase in procedure revenue, a $2.3 million increase from the sale of disposable trocars and bioidentical hormone pellets manufactured by our 503B compounding facility and sold to third parties and a $2.2 million increase service revenue. The increase in procedure revenue compared to the year ended December 31, 2023, was primarily attributed to a 20.3% increase in pellets dispensed by Biote-certified practitioners in 2024 compared to 2023. Revenue related to the sale of disposable trocars and bioidentical hormone pellets sold to third-parties increased over 2023 partially due to increased marketing around our newly introduced blunt-tip trocar and the acquisition of Asteria Health, respectively. The increase in our service revenue during 2024 compared with 2023, was primarily driven by technology fees earned from physician orders placed through our new platform, BioteRx. These increases were partially offset by a $2.1 million decline in revenue from Biote-branded dietary supplements, which resulted from the transition of a portion of this business from a third-party distributor to our e-commerce platform with Amazon in 2024 compared with 2023.

Cost of revenue

Cost of revenue for the year ended December 31, 2024 increased $0.3 million, to $58.1 million, or 0.4% compared to the year ended December 31, 2023. The increase was primarily due to the net impact of higher volumes at sustained unit costs. Cost of procedures increased 3.3% relative to the 6.6% increase in procedure revenue for 2024, reflecting an increase in cost savings in 2024 from the vertical integration of Asteria Health. Costs related to the sale of disposable trocars and bioidentical hormone pellets sold to third-parties increased over 2023 partially due to an increase in cost related to our newly introduced blunt-tip trocar and expanded offering of trocar kits in 2024 coupled with the newly added cost associated with manufacturing bioidentical hormone pellets for resale to third parties. These increases in cost of revenue were partially offset by a $2.3 million decrease in cost of Biote-branded dietary supplements which was primarily driven by the decline in sales of Biote-branded dietary supplements in 2024 compared with 2023. Additionally, in 2024 cost associated with training practitioners on the Biote Method decreased $0.5 million due to implementing strategic cost reduction strategies, such as periodically offering virtual training options, increasing attendance and renegotiating compensation structures with a few of the medical advisors that provide educational programs, seminars, training and refresher courses to Biote-certified practitioners, compared with 2023.

Selling, General and Administrative

Selling, general and administrative expense for the year ended December 31, 2024 increased $8.6 million to $107.5 million, or 8.7%, compared to the year ended December 31, 2023. This increase was primarily driven by a $5.0 million increase in employee-related expenses that resulted from an increase in our executive-level headcount, an increase in sales incentives consistent with sales growth for the year and an increase in severance expense compared with 2023. Legal settlement expenses increased $4.0 million in 2024 principally due to the execution of a settlement agreement with Carie Boyd (see “Right Value Litigation” under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K and Note 20 to our consolidated financial statements for additional information). Additionally, in 2024 we incurred expenses related to our first annual marketing event for Biote-certified providers since the onset of the COVID-19 pandemic of $0.8 million and other marketing-related expenses increased $0.8 million in 2024 due to an increase in web-based marketing in an ongoing effort to increase awareness of the products and services offered by Biote-certified practitioners, compared with 2023. Furthermore, amortization expense increased $0.6 million in 2024 compared with 2023, primarily due to the addition of intangible assets acquired during the first quarter of 2024. These increases were partially offset by a $4.6 million decrease in outsourced processional services primarily due to a decrease in legal expenses related to litigation costs incurred to defend us against claims asserted by our former owner (see “Donovitz Litigation” under Part I. Item 3, Legal Proceedings in this Annual Report on Form 10-K and Note 20 to our consolidated financial statements for additional information) and a decrease in consulting service fees associated with management’s strategic initiatives, which were completed in the first quarter of 2024.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2024 increased $4.6 million to $11.0 million, or 72.9%, compared to the year ended December 31, 2023. The increase was primarily the result of $2.6 million in accreted interest related to our share repurchase liability, higher interest rates on our Term Loan during 2024 and interest incurred on borrowings under our Revolving Loans. These increases were partially offset by interest income earned on our money market account in 2024.

Loss from Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was primarily due to our offer to exchange our outstanding warrants for common stock. On May 9, 2023, we announced the commencement of our offer to each holder of our outstanding warrants, the opportunity to receive shares of common stock in exchange for each warrant tendered by the holder. During the year ended December 31, 2023, we issued common stock valued at $17.5 million in exchange for all outstanding warrants. The warrants were remeasured to fair value prior to each exchange, and in doing so, we recognized a net loss from the change in fair value of our warrant liability of $13.4 million for the year ended December 31, 2023.

Loss from Change in Fair Value of Earnout Liabilities

The overall change in fair value of the earnout liabilities was primarily due to a significant decrease in the earnout liability balance related to the Business Combination Agreement that resulted from the settlement of the Donovitz litigation and the June 5, 2024 Litigation, as reflected in the December 31, 2024 consolidated statement of stockholders’ equity (deficit). The change in the fair value of the earnout liabilities was also impacted by the addition of a $0.4 million earnout liability related to the acquisition of Simpatra. The earnout liabilities related to the Business Combination Agreement and the Simpatra acquisition are valued using a Monte Carlo simulation, each of which use inputs that can vary from period to period, including, but not limited to, the closing price of our Class A common stock, the risk-free rate, various volatility rates and the expected term. The volatility of these inputs from period to period drive the increase or decrease in the fair value of the respective liability and the corresponding change in loss or gain, respectively.

Other Income (Expense)

The change in other income (expense) for the year ended December 31, 2024 compared to the year ended December 31, 2023. primarily resulted from currency fluctuations during the period.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2024 decreased $1.7 million compared to the year ended December 31, 2023. This decrease reflects income attributable to Biote in 2024 compared to certain one-time decreases made to the outside basis difference of Holdings in 2023.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations when considered alongside net income (the most directly comparable U.S. GAAP measure).

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

		Year Ended December 31,
(in thousands)		2024	2023
Net Income (loss)		$46	$(2,805)
Interest expense, net(1)		11,001	6,363
Income tax expense		970	2,682
Depreciation and amortization(2)		3,574	2,994
Share-based compensation expense(3)	`	8,735	9,057
Litigation expenses-former owner(4)		972	6,770
Litigation-other(5)		2,688	633
Legal settlement loss(6)		5,018	1,048
Inventory fair value write-up(7)		1,324	—
Transaction-related expenses(8)		82	2,118
Other expenses(9)		3,191	1,174
Merger and acquisition expenses(10)		1,019	2,821
Loss from change in fair value of warrant liability		—	13,411
Loss from change in fair value of earnout liabilities		19,605	8,990
Adjusted EBITDA		$58,225	$55,256
(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account and short-term investment. For the year ended December 31, 2024, interest expense, net included $2.6 million of accreted interest related to the share repurchase liabilities
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.03 million was included in cost of products for the year ended December 31, 2024.
(3)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including phantom stock awards, stock options and restricted stock units.
(4)
Represents legal expenses to defend us against claims asserted by our former owner.
(5)
Represents litigation expenses other than those incurred in connection with claims asserted by our former owner that are not related to our ongoing business.
(6)
Represents settlements of legal matters.
(7)
Represents the fair market value write-up of inventory accounted for under ASC 805 related to the acquisition of Asteria Health.
(8)
Represents transaction costs, including legal fees of $0.08 million and $0.9 million, incurred during the years ended December 31, 2024 and 2023, respectively, and for the year ended December 31, 2023, filing fees of $0.2 million and professional services fees of $1.0 million, each of which were incurred in connection with the filing of, and transactions contemplated by, our securities offerings during the years ended December 31, 2024 and 2023.
(9)
Represents executive severance costs of $2.0 million, strategic consulting and advisory services of $0.6 million, professional services fees of $0.4 million related to the accounting treatment of the share repurchase liabilities, estimated excise tax related to the repurchase of Class A common stock of $0.2 million. For the year ended December 31, 2023, this amount represents executive severance costs of $0.8 million, costs related to recruiting executive level management, including the Chief Commercial Officer of $0.2 million, legal fees of $0.1 million and professional services fees of $0.1 million associated with the restatement of our financial statements for the quarters ended June 30, 2022 and September 30, 2022 and a realized foreign currency loss of less than $0.02 million.
(10)
Represents professional fees of $0.3 million and $0.6 million and legal fees of $0.7 million and $1.8 million incurred during the years ended December 31, 2024 and 2023, respectively and consulting fees of $0.4 million incurred during the year ended December 31, 2023, all of which were associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our revolving loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of December 31, 2024 and 2023, we had cash and cash equivalents of $39.3 million and $89.0 million, respectively. Additionally, as of each of December 31, 2024 and 2023, we had $50.0 million of revolving loans available under our Truist credit agreement.

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

Cash Flows

The following table summarizes our consolidated cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$45,243	$26,883
Net cash used in investing activities	(18,798)	(2,713)
Net cash used in financing activities	(76,083)	(14,380)

Operating Activities

Cash flows from operating activities result primarily from fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Cash flows from operating activities are affected by earnings levels and changes in working capital related to our business. Working capital varies from period to period and can be affected by changes in our inventory levels, due to varying demand for our products, the timing and amount of deposits required by our suppliers for future inventory purchases, the timing of cash collections of accounts receivable and payments of liabilities. Net cash provided by operating activities increased $18.4 million to $45.2 million for the year ended December 31, 2024 compared to cash provided by operating activities of $26.9 million for the year ended December 31, 2023. Our cash flow from working capital activities for the year ended December 31, 2024 generated $9.9 million of cash, compared to the year ended December 31, 2023. This increase was primarily the result of efforts to improve processes around monitoring prepayments made to suppliers, maintaining inventory levels that are more in line with demand and increasing inventory turnover in 2024. In comparison, cash flow from working capital activities used $8.9 million of cash in 2023. Our working capital was unfavorably impacted in 2023 due to an increase in inventory levels in the second half of the year in anticipation of our annual “Black Friday” sale. In addition to a softer than forecasted holiday sale season, one of our larger dietary supplement distributors exited the nutraceutical business in the fourth quarter of 2023.

Investing Activities

Net cash used in investing activities increased $16.1 million to $18.8 million for the year ended December 31, 2024 compared to $2.7 million for the year ended December 31, 2023, primarily due to the use of $11.8 million in cash to acquire Asteria Health, Simpatra and BioSana in 2024. Additionally, we used approximately $4.4 million in 2024 to prepare Asteria Health’s new location for its intended use, of which $4.2 million are expected to be placed in service during the first quarter of 2025. The increases in cash used for acquisitions and property and equipment, were partially offset by a decrease in expenditures for capitalized software development costs.

Financing Activities

Net cash used in financing activities increased $61.7 million to $76.1 million for the year ended December 31, 2024 compared to cash used by financing activities of $14.4 million for the year ended December 31, 2023. The increase in our cash flow used in financing activities was primary driven by a $62.2 million payment on our share repurchase liability that we recorded related to the settlement of the Donovitz Litigation and the June 5, 2024 Litigation. Additionally, we used cash of $5.6 million to repurchase Class A common stock during the year ended December 31, 2024. The increases in cash used for our financing activities was partially offset by a $4.0 million decrease in distributions to our partners and a $2.0 million increase in proceeds from employee exercises of stock options compared with the year ended December 31, 2023.

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

Share-Based Compensation

We use the fair value method of accounting for our stock options and restricted stock units (“RSUs”) granted to employees and non-employee directors and for awards granted under our employee stock purchase plan (“ESPP”). We use the Black-Scholes option pricing model to calculate the fair value of stock options and ESPP awards on the date of grant. The Black-Scholes option-pricing model requires us to make a number of assumptions, including the expected volatility, expected term, risk-free interest rate and expected dividends. RSU awards are measured at fair value based on the closing price of our Class A common stock on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally four years for options, one year for RSUs and six months for ESPP awards. Forfeitures are recognized as they occur.

Earnout Liabilities

Our earnout liabilities were valued using a Monte-Carlo simulation in order to simulate the future path of our stock price over the earnout period. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the liabilities’ estimated value. The significant assumptions used in the valuations include our stock price, volatility and the risk-free rate.

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations to pay loan principal and interest under our long-term debt agreement and obligations under our operating lease agreement.

Refer to Note 10 and Note 16 to our consolidated financial statements for a discussion of the nature and timing of our obligations under these agreements. The future amount and timing of interest payments under our long-term debt agreement are expected to vary with the amount and then-prevailing contractual interest rates of our debt, which are discussed in Note 10 to our consolidated financial statements.

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

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 10 to the consolidated financial statements elsewhere in this Annual Report, our outstanding long-term debt has a variable rate of interest, which is primarily based on the Standard Overnight Financing Rate. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by approximately $1.2 million.

We do not engage in any strategies to limit our exposure to this interest rate risk. In addition to the interest rate risk related to our current borrowings, changes in interest rates could affect the interest we pay under any future borrowings on the line of credit available to us under our long-term debt agreement.

The variable interest rate on our long-term debt has increased since our last fiscal year, to a rate of 7.2% as of December 31, 2024 from a rate of 8.0% as of December 31, 2023.

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

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our enterprise resource planning system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of December 31, 2024.

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

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Although we are working to remediate the identified material weakness, we can provide no assurance that the material weakness will be remediated during fiscal year 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the COSO framework. Our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made progress toward remediating the material weakness, our management has determined that the material weakness has not yet been fully remediated. Consequently, our management has concluded our internal control over financial reporting was not effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers,” which will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”), if the 2025 Proxy Statement is filed with the SEC within 120 days after December 31, 2024, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2024.

The information required by Item 408(b) of Regulation S-K will be set forth in the section captioned “Insider Trading Arrangements and Policies” in our 2025 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation,” which will be included in our 2025 Proxy Statement, if the 2025 Proxy Statement is filed with the SEC within 120 days after December 31, 2024, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2024.

The information required by Item 402(x) of Regulation S-K shall be set forth in the section headed “Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information,” which will be included in our 2025 Proxy Statement, if the 2025 Proxy Statement is filed with the SEC within 120 days after December 31, 2024, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance,” which will be included in our 2025 Proxy Statement, if the 2025 Proxy Statement is filed with the SEC within 120 days after December 31, 2024, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP, Dallas, TX, PCAOB ID: 34.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 2—Ratification of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and “—Pre-Approval Policies and Procedures,” which will be included in our 2025 Proxy Statement, if the 2025 Proxy Statement is filed with the SEC within 120 days after December 31, 2024, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2024.

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

4.1*	Description of the Registrant’s Securities.
10.1*#	Non-Employee Director Compensation Policy
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

10.8#*	Transition and Separation Agreement, dated January 30, 2025, by and between BioTE Medical, LLC and Teresa S. Weber.
10.9†#*	Consulting Agreement, dated January 30, 2025, by and between BioTE Medical, LLC and Teresa S. Weber (d/b/a ProTech & Associates).
10.10#

Services Agreement, effective as of May 26, 2022, by and between BioTE Medical, LLC and Marc Beer (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.11#*	Employment Agreement, effective February 1, 2025, by and between BioTE Medical, LLC and Bret Christensen.
10.12#

Employment Agreement, effective January 8, 2024, by and between BioTE Medical, LLC and Robert C. Peterson (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed by the Company with the SEC on March 15, 2024).

10.13#

Employment Agreement, effective as of May 26, 2022, by and between BioTE Medical, LLC and Mary Elizabeth Conlon (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.14#

Transition Agreement, effective January 11, 2024, by and between BioTe Medical, LLC and Samar Kamdar (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed with the SEC on March 15, 2024).

10.15#

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

10.17#

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
10.21

Underwriting Agreement, dated as of June 5, 2023, by the among the Company, Roth Capital Partners, LLC, as the underwriter, and the Selling Stockholder named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 7, 2023).

10.22†

Settlement Agreement between the Company and Dr. Gary S. Donovitz, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on May 10, 2024).

10.23†

Settlement Agreement between the Company and Marci M. Donovitz, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 To the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on August 9, 2024).

10.24

First Amendment and Waiver to Credit agreement, dated as of April 26, 2024, by and among BioTE Medical, LLC, BioTE Holdings, LLC, other guarantors party therein, the lenders party therein, and Truist Bank as the Administrative Agent (incorporated by reference to Exhibit 10.5 To the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on August 9, 2024).

10.25

Second Amendment to Credit agreement, dated as of June 26, 2024, by and among BioTE Medical, LLC, BioTE Holdings, LLC, other guarantors party therein, the lenders party therein, and Truist Bank as the Administrative Agent (incorporated by reference to Exhibit 10.6 To the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on August 9, 2024).

10.26

Lease Agreement, dated as of September 17, 2024, by and between ES 432-434 Industrial, LLC as Landlord and F.H. Investments, Inc. d/b/a Asteria Health as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on November 12, 2024).

19.1*	Insider Trading Policy.
21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 2, 2022).
23.1*	Consent of Deloitte & Touche LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	biote Corp. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BIOTE CORP.

Date: March 14, 2025	By:	/s/ Bret Christensen
Name: Bret Christensen
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 14, 2025	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Bret Christensen and Robert C. Peterson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Bret Christensen Bret Christensen	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2025
/s/ Robert C. Peterson Robert C. Peterson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2025
/s/ Marc D. Beer Marc D. Beer	Executive Chairman and Chairman of the Board	March 14, 2025
/s/ Dana Jacoby Dana Jacoby	Director	March 14, 2025
/s/ Mark Cone Mark Cone	Director	March 14, 2025
/s/ Steven J. Heyer Steven J. Heyer	Director	March 14, 2025
/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 14, 2025
/s/ Debra L. Morris Debra L. Morris	Director	March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of biote Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of biote Corp. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2025

We have served as the Company’s auditor since 2021.

biote Corp.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,342	$89,002
Accounts receivable, net	7,631	6,809
Inventory, net	14,845	17,307
Other current assets	6,309	9,225
Total current assets	68,127	122,343
Property and equipment, net	6,973	1,218
Capitalized software, net	3,877	4,973
Goodwill	5,833	—
Intangible assets, net	5,500	—
Operating lease right-of-use assets	3,246	1,877
Deferred tax assets, net	28,742	24,884
Other non-current assets	72	—
Total assets	$122,370	$155,295

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,813	$4,155
Accrued expenses	11,293	8,497
Term loan, current	6,250	6,250
Deferred revenue, current	2,961	3,002
Earnout liabilities, current	100	—
Operating lease liabilities, current	523	311
Share repurchase liabilities, current	24,574	—
Total current liabilities	51,514	22,215
Term loan, net of current portion	101,199	106,630
Deferred revenue, net of current portion	1,553	1,322
Operating lease liabilities, net of current portion	2,890	1,680
Share repurchase liabilities, net of current portion	44,300	—
Other non-current liability	1,500	—
TRA liability	4,479	18,894
Earnout liabilities, net of current portion	17,135	41,100
Total liabilities	224,570	191,841
Commitments and contingencies (See Note 20)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 33,073,277 and 35,842,383, shares issued, 31,485,777 and 34,254,883 shares outstanding as of December 31, 2024 and 2023, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 and 38,819,066 shares issued, 5,221,653 and 28,819,066 shares outstanding as of December 31, 2024 and 2023, respectively	1	3
Additional paid-in capital	—	—
Accumulated deficit	(100,297)	(29,391)
Accumulated other comprehensive loss	(35)	(12)
Treasury stock, at cost	(5,600)	—
biote Corp.’s stockholders’ deficit	(105,928)	(29,397)
Noncontrolling interest	3,728	(7,149)
Total stockholders’ deficit	(102,200)	(36,546)
Total liabilities and stockholders’ deficit	$122,370	$155,295

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Product revenue	$192,240	$182,573
Service revenue	4,951	2,787
Total revenue	197,191	185,360
Cost of revenue
Cost of products	55,087	54,246
Cost of services	3,043	3,631
Cost of revenue	58,130	57,877
Selling, general and administrative	107,450	98,826
Income from operations	31,611	28,657
Other income (expense), net:
Interest expense, net	(11,001)	(6,363)
Loss from change in fair value of warrant liability	—	(13,411)
Loss from change in fair value of earnout liabilities	(19,605)	(8,990)
Other income (expense)	11	(16)
Total other income (expense), net	(30,595)	(28,780)
Income (loss) before provision for income taxes	1,016	(123)
Income tax expense	970	2,682
Net Income (loss)	46	(2,805)
Less: Net loss attributable to noncontrolling interest	(3,111)	(6,121)
Net income attributable to biote Corp. stockholders	$3,157	$3,316

Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	8
Other comprehensive income (loss)	(15)	8
Comprehensive income (loss)	$31	$(2,797)

Net income per common share
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Weighted average common shares outstanding
Basic	34,270,809	25,709,343
Diluted	34,270,809	25,709,343

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(4,744)	(4,744)
Net income (loss)	—	—	—	—	—	3,157	—	—	3,157	(3,111)	46
Other comprehensive income	—	—	—	—	—	—	(18)	—	(18)	(4)	(22)
Share-based compensation	—	—	—	—	—	8,735	—	—	8,735	—	8,735
Vesting of RSUs	444,783	—	—	—	—	(17,959)	(7)	—	(17,966)	17,966	—
Issuance of stock under purchase plans	63,413	—	—	—	—	(836)	—	—	(836)	1,118	282
Exercise of stock options	556,515	—	—	—	—	(2,140)	(1)	—	(2,141)	4,531	2,390
Common stock repurchased	(996,964)	—	—	—	—	—	—	(5,599)	(5,599)	—	(5,599)
Shares issued in connection with acquisition	291,829	—	—	—	—	1,146	—	—	1,146	695	1,841
Exchanges of Class V voting stock	1,946,408	—	(1,946,408)	—	—	3,656	2	—	3,658	(3,658)	—
Legal Settlement - Repurchase of Shares	(5,075,090)	—	(21,651,005)	(2)	—	(126,498)	1	(1)	(126,500)	(1,916)	(128,416)
Legal Settlement - Liabilities	—	—	—	—	—	59,074	—	—	59,074	—	59,074
TRA liability	—	—	—	—	—	759	—	—	759	—	759

Balance at December 31, 2024	31,485,777	$3	5,221,653	$1	$—	$(100,297)	$(35)	$(5,600)	$(105,928)	$3,728	$(102,200)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

								Total
							Accumulated	Stockholders’
					Additional		Other	Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	biote Corp.	Interest	Deficit
Balance at December 31, 2022	9,655,387	1	48,565,824	5	—	(44,460)	(5)	(44,459)	(13,815)	(58,274)

Distributions	—	—	—	—	—	—	—	—	(8,694)	(8,694)
Net income (loss)	—	—	—	—	—	3,316	—	3,316	(6,121)	(2,805)
Other comprehensive income	—	—	—	—	—	—	9	9	10	19
Share-based compensation	—	—	—	—	—	9,057	—	9,057	—	9,057
Vesting of RSUs	1,250,512	—	—	—	—	(3,928)	(6)	(3,934)	3,934	—
Issuance of stock under purchase plans	33,704					(23)	—	(23)	167	144
Settlement of warrants	3,088,473	—	—	—	—	15,986	(1)	15,985	1,530	17,515
Exercise of stock options	105,049	—	—	—	—	2,043	(3)	2,040	(1,620)	420
Litigation settlement	375,000	—	—	—	—	1,199	—	1,199	—	1,199
Exchanges of Class V voting stock	19,746,758	2	(19,746,758)	(2)	—	(17,455)	(6)	(17,461)	17,460	(1)
TRA liability	—	—	—	—	—	4,874	—	4,874	—	4,874

Balance at December 31, 2023	34,254,883	3	28,819,066	3	—	(29,391)	(12)	(29,397)	(7,149)	(36,546)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net income (loss)	$46	$(2,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,574	2,994
Bad debt expense	1,490	663
Amortization of debt issuance costs	819	794
Write-off of capitalized software	—	313
Provision for (benefit from) obsolete inventory	503	(26)
Non-cash lease expense	815	499
Non-cash interest on share repurchase liability	2,620	—
Shares issued in settlement of litigation	—	1,199
Share-based compensation expense	8,735	9,057
Loss from change in fair value of warrant liability	—	13,411
Loss from change in fair value of earnout liabilities	19,605	8,990
Deferred income taxes	(2,898)	721
Changes in operating assets and liabilities:
Accounts receivable	(2,267)	(505)
Inventory	3,714	(6,098)
Other assets	2,882	(5,418)
Accounts payable	1,545	(165)
Deferred revenue	190	1,433
Accrued expenses	4,632	2,223
Operating lease liabilities	(762)	(397)
Net cash provided by operating activities	45,243	26,883
Investing Activities
Purchases of property and equipment	(6,430)	(359)
Purchases of capitalized software	(526)	(2,354)
Acquisitions, net of cash acquired	(11,842)	—
Net cash used in investing activities	(18,798)	(2,713)
Financing Activities
Repurchases of common stock	(5,599)	—
Principal repayments on term loan	(6,250)	(6,250)
Payments on repurchase liability	(62,162)	—
Proceeds from exercise of stock options	2,390	420
Issuance of stock under purchase plan	282	144
Distributions	(4,744)	(8,694)
Net cash used in financing activities	(76,083)	(14,380)
Effect of exchange rate changes on cash and cash equivalents	(22)	(19)
Net increase (decrease) in cash and cash equivalents	(49,660)	9,771
Cash and cash equivalents at beginning of period	89,002	79,231
Cash and cash equivalents at end of period	$39,342	$89,002
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,535	$9,476
Cash paid for income taxes	$2,593	$4,426
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$50	$208
Shares issued to acquire Simpatra	$1,841	$—

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—biote Corp. (inclusive of its consolidated subsidiaries, the “Company” or “Biote”) is a Delaware incorporated company headquartered in Irving, Texas. The Company was founded in 2012 and trains physicians and nurse practitioners in therapeutic wellness and hormone optimization using bioidentical hormone replacement pellet therapy in men and women experiencing hormonal imbalance.

On May 26, 2022 (the “Closing Date”), BioTE Holdings, LLC (“Holdings,” inclusive of its direct and indirect subsidiaries, and as to its members, the “Members”) completed a series of transactions (the “Business Combination”) with Haymaker Acquisition Corp. III (“Haymaker”), Haymaker Sponsor III LLC (the “Sponsor”), BioTE Management, LLC, Dr. Gary S. Donovitz, in his individual capacity, and Teresa S. Weber, in her capacity as the Members’ representative (in such capacity, the “Members’ Representative”) pursuant to the business combination agreement (the “Business Combination Agreement”) dated December 13, 2021 (the “Closing”). As a result of the Business Combination, Haymaker was renamed “biote Corp.”

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the consolidated financial statements separate from the parent entity’s equity. The net income attributable to noncontrolling interest is included in net income in the consolidated statements of operations and comprehensive income (loss).

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures in the accompanying notes. Estimates used for, but not limited to, determining the collectibility of accounts receivable, inventory valuations, fair value of long-lived assets, goodwill valuations, contingent liability valuations and share-based compensation could be impacted. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows.

Business Combinations and Asset Acquisitions—The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”), Business Combinations (“ASC 805”) as either a business combination or an asset acquisition. For business combinations, the fair value of the purchase consideration is allocated to tangible and intangible assets acquired, liabilities assumed (including contingent consideration) and equity instruments issued based on their estimated fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Contingent consideration is measured at fair value as of the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected operational and financial information, the probability of achievement of performance milestones or other agreed-upon events, and the risk-adjusted discount rate used to calculate the present value of the probability-weighted projected financial information. Contingent liabilities are remeasured to fair value at each reporting date until the liability is resolved. Changes in any of the inputs could result in a significant adjustment to the fair value.

The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the assets or liabilities acquired.

Goodwill and Intangible Assets—The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below the operating segment, for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances would more likely than not reduce the fair value of the reporting unit below its carrying value. The

Company has one reporting unit subject to goodwill impairment testing. For the year ended December 31, 2024, the Company did not recognize any impairment charges on its goodwill. As of December 31, 2023, the Company did not have goodwill.

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation of these intangible assets are performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If such review indicates that the carrying amount of a finite-lived intangible asset is not recoverable and the asset's fair value is less than the carrying amount, an impairment charge is recognized. The Company did not recognize any impairment charges on its finite-lived intangible assets during the year ended December 31, 2024. As of December 31, 2023, the Company did not have any finite-lived intangible assets.

The Company’s finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. If the Company determines there is a change in the estimated useful life assumption for any asset, the remaining unamortized balance is amortized over the revised estimated useful life.

As of December 31, 2024 and 2023, the Company did not have any indefinite-lived intangible assets.

Fair Value Measurements—The Company accounts for its earnout liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and

Level 3 - Unobservable inputs for which there is little or no market data which require the Company to develop assumptions of what market participants would use to price the asset or liability.

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, and short- and long-term debt. The carrying value of accounts receivable, accounts payable, accrued expenses and short-term debt are considered a reasonable estimate of their fair value, due to the short-term maturity of these instruments.

The Company’s debt instruments are carried at amortized cost in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s term loan and revolving line of credit generally approximate their carrying values. See Note 13 for further detail.

Cash—As of December 31, 2024 and 2023, cash consisted primarily of checking and savings deposits. The Company maintains deposits with two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable is recorded net of allowances for doubtful accounts. Accounts receivable primarily include amounts related to receivables from Biote-certified practitioners providing therapeutic wellness and hormone optimization therapies to their patients and from the sale of Biote-branded dietary supplements. The Company maintains an allowance for doubtful accounts and uses the roll-rate method to estimate current expected credit losses for its accounts receivable population. Balances are written off against the allowance after management has exhausted all reasonable collection efforts.

Bad debt expense is classified in selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss). The Company generally does not require any security or collateral to support its receivables. The following table presents a rollforward of the allowance for doubtful accounts:

(in thousands)
As of December 31, 2022	$(974)
Provisions charged to operating results	(663)
Account write-off and recoveries	758
As of December 31, 2023	$(879)

As of December 31, 2023	$(879)
Provisions charged to operating results	(1,490)
Account write-off and recoveries	433
As of December 31, 2024	$(1,936)

Inventory, net—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventory primarily consists of bioidentical hormone pellets and Biote-branded dietary supplements. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Biote-branded dietary supplements are high-grade vitamins used to enhance hormone therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of products on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and 2023 the Company’s reserve for obsolete and expired inventory was $1.8 million and $1.3 million, respectively. See Note 5 for further details.

Other Current Assets—Total other current assets consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Prepaid expenses	$3,322	$3,914
Advances	2,805	3,638
Income tax receivable	71	1,365
Other assets	111	308
Total other current assets	$6,309	$9,225

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned on the Company’s money market account and its now matured short-term investment. Interest earned on the money market account and the 2023 short-term investment of $2.0 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively, was included in interest expense, net on the Company’s consolidated statements of operations and comprehensive income (loss).

Property and Equipment, Net—Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, and is recorded in selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss). The estimated useful lives of property and equipment and amortization period of operating right of use assets are as follows:

Trocars	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Office equipment	5 years
Compounding equipment	5-7 years
Computer software	3-5 years
Furniture and fixtures	5-7 years
Computer equipment	3-5 years

See Note 6 for further details.

Capitalized Software, Net—Capitalization of costs related to internally developed software begins when the preliminary project stage is completed and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, and is recorded in selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss). See Note 7 for further details.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, capitalized software and operating right of use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable compared to the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded during the years ended December 31, 2024 and 2023.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheets as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable, at the commencement date based on the present value of the remaining lease payments. As of December 31, 2024 and 2023, the Company did not have any financing leases.

Operating lease costs are recognized on a straight-line basis over the term of the lease. Variable lease costs are expensed as incurred and included in selling, general, and administrative expense on the consolidated statements of operations and comprehensive income (loss). Certain adjustments to the ROU asset may be required for items such as incentives, prepaid lease payments, or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change.

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

Entities may elect not to separate lease and non-lease components. Accordingly, entities making this election would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only. See Note 16 for further details.

Income Taxes—The Company accounts for income taxes under the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that the deferred tax asset will not be realized.

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to unrecognized tax benefits are included in income tax expense on the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and 2023, no accrued interest or penalties are included in the consolidated balance sheets. See Note 17 for further details.

Debt Issuance Costs—The Company accounts for costs incurred in connection with the issuance of long-term debt as a direct reduction of the debt. These costs are amortized over the life of the associated debt, using the effective interest method, and are included as a component of interest expense, net on the Company’s consolidated statements of operations and comprehensive income (loss).

Share Repurchase Liabilities—Share repurchase liabilities were the result of settlements with former shareholders. These liabilities were accounted for as forward share repurchase contracts. The forward share repurchase liabilities were initially measured at the present value of the settlement amounts discounted at the rate implicit at inception and subsequently remeasured using the effective interest rate method. Changes in the carrying amounts of the forward share repurchase liabilities are recorded in interest expense in the consolidated statement of operations and comprehensive income (loss). The reduction of Class A common stock outstanding was recorded at the inception of the forward share repurchase contracts and factored into the calculation of weighted average shares outstanding at that time. See Note 20 Commitments and Contingencies for additional information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. The Company’s warrants did not meet the criteria for equity classification and are recorded as liabilities. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of income and comprehensive income. See Note 11 for further detail.

Earnout Liabilities—The Company’s earnout liability related to the Business Combination Agreement was valued using a Monte-Carlo simulation in order to simulate the future path of its stock price over the earnout period. The significant assumptions used in this valuation include the Company’s stock price, volatility and the drift rate. See Note 12 for further detail.

The earnout liability related to the acquisition of Simpatra (as defined herein) was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. The significant assumptions used in the Simpatra valuation include the Company’s stock price, the risk free rate, equity and revenue volatilities, a revenue discount rate and a correlation factor.

The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the liabilities’ estimated value.

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

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products in the consolidated statements of operations and comprehensive income (loss). Shipping and handling costs billed to customers are considered part of the transaction price and are recognized as revenue with the underlying product sales for Biote-branded dietary supplements and trocars.

The following is a description of the principal contract activities, disaggregated by contract type, from which the Company generates its revenue.

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

Biote-Branded Dietary Supplements

Biote-branded dietary supplements are supplements that may be used to address hormone, vitamin, and physiological deficiencies that regularly manifest in an aging population. The Company recognizes revenue for these, net of any discounts given, when control transfers to the customer, which is generally the point of shipment from the Company’s distributors, including Amazon. Products are billed at standalone selling prices for the dietary supplements and invoiced at shipment.

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

See Note 4 for revenue disaggregated by the nature of the product or service and by geography.

As of December 31, 2024 and 2023, the Company allocated $0.02 million and $0.2 million respectively, of consideration to the unsatisfied initial training obligations, and $2.8 million and $2.5 million, respectively, of consideration to the unsatisfied contract-term service obligations provided to the Biote Method customers.

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue on the consolidated balance sheets and is expected to be recognized as revenue within one year, as the training is complete. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively. As of December 31, 2024 and 2023 the amount of consideration allocated to contract-term services presented within deferred revenue was $1.7 million and $1.6 million, respectively, and the amount presented within deferred revenue, net of current portion was $1.1 million and $0.9 million, respectively.

The Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively. As of December 31, 2024 and 2023 the amount of these premiums within deferred revenue was $1.2 million and $0.9 million, respectively, and the amount within deferred revenue, net of current portion was $0.5 million and $0.4 million, respectively.

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

Contract assets are the Company’s right to consideration for goods or services that the entity has transferred to the customer when that right is conditioned on something other than the passage of time. As of December 31, 2024 and 2023 the Company did not have any contract assets.

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

The Company does not have a history of material returns or refunds, and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue. For the years ended December 31, 2024 and 2023, the Company had returns of $0.4 million and $0.2 million, respectively.

See Note 4 for a reconciliation of the beginning and ending contract liabilities.

Cost of Revenue—Cost of services primarily consist of the costs incurred to deliver training to Biote Method customers. Cost of products includes the cost of pellets purchased from compounding pharmacies and used by customers of the Biote Method, the cost of trocars and dietary supplements purchased from manufacturing facilities or third-party co-packers, and the shipping and handling costs incurred to deliver these products to the customers.

Advertising—Advertising expenses include costs incurred to market the Company’s products through digital and traditional marketing channels, such as on third-party websites, television and print media. Advertising expenses also include costs related to certain marketing events and public relations and marketing agency fees. For the years ended December 31, 2024 and 2023 advertising costs were $5.9 million and $5.1 million, respectively. Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

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

The Company made safe harbor contributions under the 401(k) Plan of $0.9 million and $0.8 million during the years ended December 31, 2024 and 2023, respectively. Safe harbor contributions are presented within selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Share-Based Compensation—The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) for stock options and restricted stock units (“RSUs”) granted to employees and non-employee directors and for awards granted under its employee stock purchase plan (“ESPP”). The Company calculates the fair value of stock options and ESPP awards on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the Company to make a number of assumptions, including the expected volatility, expected term, risk-free interest rate and expected dividends. The Company evaluates the assumptions used to value option awards upon each grant of stock options. RSU awards are measured at fair value based on the closing price of the Company’s Class A common stock on the date of grant. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally four years for options, one year for RSUs and six months for ESPP awards. Forfeitures are recognized as they occur. See Note 15 for further details.

Commissions—Commissions consist primarily of fees paid to a third-party sales force, internal sales force, and partner clinics which participate in the Company’s new clinic mentor program. Commissions paid to the Company’s internal and third-party sales forces relate to market support and development activities undertaken to drive channel sales through existing customers and are not considered incremental costs to obtain a customer contract. For the years ended December 31, 2024 and 2023 expenses incurred for these commission programs were $6.3 million and $6.0 million, respectively.

Commissions paid to clinics under the Company’s mentorship program represent amounts paid to existing clinics which provide services to help new customers complete onboarding and other startup activities and are only incurred after contract initiation. These costs are expensed as incurred, consistent with other contract fulfillment costs. For the years ended December 31, 2024 and 2023 commissions paid under this program were $0.1 million and $0.4 million, respectively.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of December 31, 2024 and 2023, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from four vendors totaled 82.7% and 77.8% for the years ended December 31, 2024 and 2023, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the years ended December 31, 2024 and 2023. The Company did not have any customers that accounted for more than 10% of its outstanding gross accounts receivable as of December 31, 2024 and 2023.

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

As consideration for Yorkville’s commitment to purchase Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, upon execution of the SEPA, the Company issued 25,000 shares of Class A common stock to Yorkville (the “Commitment Shares”). During the years ended December 31, 2024 and 2023, no Class A common stock was purchased under the SEPA.

Recently Adopted Accounting Pronouncements—In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for 9 fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2024, and there was no material impact to the financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of this standard did not have a material impact to the financial statements. See Note 22 for further details.

Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to the interim and annual financial statements. The amendments in this ASU are applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

3.
ACQUISITIONS

F.H. Investments

On March 18, 2024, the Company acquired F.H. Investments Inc. (“Asteria Health”) a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $9.0 million consisted of $8.5 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics. The Company determined that the operating metrics set forth in the purchase agreement were met during the second quarter of 2024. The Company distributed the earnout payment to the former owners of Asteria Health, and as of December 31, 2024 was relieved of the earnout liability. The Company remeasures contingent consideration at each reporting date until the contingency is resolved. Due to the short-term nature of the earnout liability, the Company concluded there was no change in the fair value of the earnout liability between the date of acquisition and the date the operating metrics were satisfied. The Company accounted for this transaction as a business combination. The fair value estimates of the assets acquired and liabilities assumed are preliminary and subject to adjustments during the measurement period (up to one year following the acquisition date). The final fair value of the net assets acquired may result in adjustments to these assets and liabilities, including goodwill.

The following table presents the preliminary estimates for purchase price allocation to assets acquired and liabilities assumed in the purchase of Asteria Health. The preliminary purchase price allocation will be finalized by the end of the measurement period.

		Measurement period adjustments recognized as of
(in thousands)	Preliminary Purchase Price Allocation	December 31, 2024	Updated Preliminary Purchase Price Allocation
Accounts receivable	$27	$—	$27
Inventory	1,722	—	1,722
Other current assets	29	9	38
Customer relationships	1,290	50	1,340
Non-compete	220	10	230
Trade name	80	—	80
Property and equipment	321	(255)	66
Operating lease right-of-use assets	405	—	405
Accounts payable	(63)	—	(63)
Accrued expenses	(297)	—	(297)
Operating lease liabilities, current	(75)	—	(75)
Operating lease liabilities, net of current portion	(330)	—	(330)
Total identifiable net assets	3,329	(186)	3,143
Total cash consideration	8,354	122	8,476
Earnout liability, current	500	—	500
Goodwill	$5,525	$308	$5,833

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

Costs incurred to purchase Asteria Health have been and will be recognized as expenses in the period in which the costs are incurred. During the year ended December 31, 2024, the Company incurred $0.4 million in acquisition-related costs, consisting primarily of legal and consulting costs and were included in selling, general and administrative expense in the consolidated statement of operations and comprehensive income (loss).

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

The future earnout payment was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. In determining the estimated fair value of the future earnout payment, the Company made certain judgments, estimates and assumptions, the most significant of which were the revenue volatility, the revenue discount rate, the correlation factor of revenue to the Company’s equity, the Company’s stock price, the equity volatility and the risk free rate of return. The future earnout payment is classified in Level 3 of the fair value hierarchy.

BioSana ID LLC

On January 29, 2024, the Company executed an asset purchase agreement with BioSana ID LLC (“BioSana”) to purchase certain assets for cash consideration of $0.7 million. Additionally, the agreement provides for a future earnout payment of up to $0.1 million upon the achievement of certain operating metrics. The Company recorded a customer relationship intangible asset of $0.8 million related to this acquisition.

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Pellet procedures	$150,329	$140,991
Dietary supplements	36,018	38,090
Disposable trocars	4,345	3,320
Shipping fees and other	1,548	172
Product revenue	192,240	182,573

Training	1,456	1,170
Contract-term services	1,226	920
Other	2,269	697
Service revenue	4,951	2,787
Total revenue	$197,191	$185,360

Revenue recognized by geographic region was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
United States	$191,221	$181,838
All other	1,019	735
Product revenue	192,240	182,573

United States	4,950	2,787
All other	1	—
Total revenue	$197,191	$185,360

Significant changes in contract liability balances were as follows:

	Year Ended December 31,
	2024		2023
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,933)	$—	$(1,972)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,934	947	1,961	1,116
Transfers between current and non-current liabilities due to the expected revenue recognition period	1,051	(1,051)	464	(464)
Total increase (decrease) in contract liabilities	$1,052	$(104)	$453	$652

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

Consideration allocated to performance obligations were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Unsatisfied training obligations – Current	$16	$151
Unsatisfied contract-term services – Current	1,704	1,583
Unsatisfied contract-term services – Long-term	1,054	935
Total allocated to unsatisfied contract-term services	2,758	2,518
Unsatisfied pellet procedures – Current	1,241	940
Unsatisfied pellet procedures – Long-term	499	387
Total allocated to unsatisfied pellet procedures	1,740	1,327
Unsatisfied dietary supplements – Current	—	328
Total deferred revenue – Current	$2,961	$3,002
Total deferred revenue – Long-term	$1,553	$1,322

5.
INVENTORY, NET

The components of inventory, net were as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Product inventory – Pellets	$7,168	$7,200
Pellets in process	295	—
Raw materials	1,051	—
Less: Obsolete and expired pellet allowance	(1,690)	(1,272)
Pellet inventory, net	6,824	5,928
Product inventory – Dietary supplements	8,121	11,394
Less: Obsolete and expired dietary supplement allowance	(100)	(15)
Dietary supplement inventory, net	8,021	11,379
Inventory, net	$14,845	$17,307

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Trocars	$4,644	$4,644
Leasehold improvements	3,251	1,506
Office equipment	253	253
Compounding equipment	252	—
Computer software	140	140
Furniture and fixtures	285	181
Computer equipment	327	108
Construction in process	4,226	—
Property and equipment	13,378	6,832
Less: Accumulated depreciation	(6,405)	(5,614)
Property and equipment, net	$6,973	$1,218

Total depreciation expense related to property and equipment was $0.8 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. Total depreciation expense was included in selling, general and administrative expense within the consolidated statements of operations and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Website costs	$9,812	$6,653
Development in process	223	2,856
Less: Accumulated amortization	(6,158)	(4,536)
Capitalized software, net	$3,877	$4,973

Total amortization expense for capitalized software was $1.6 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. Total amortization expense was included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

		December 31, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$2,260	$(255)	$2,005	8.3 years
Developed technology	4,006	(801)	3,205	5 years
Non-compete agreement	230	(58)	172	3 years
Trade names	165	(47)	118	3 years
Total intangible assets	$6,661	$(1,161)	$5,500	6 years

As of December 31, 2023, the Company did not have any intangible assets.

Definite Lived Intangible Asset Amortization

The Company recognized $1.2 million of amortization expense, related to the acquired definite lived intangible assets during the year ended December 31, 2024. The estimated amortization expense for each of the next five years is as follows:

As of December 31,	(in thousands)
2025	$1,234
2026	1,234
2027	1,128
2028	1,102
2029	164
Thereafter	638
Total	$5,500

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Accrued professional fees	$638	$561
Accrued employee-related costs	5,645	6,068
Income tax payable	—	17
Legal accrual	3,500	—
Other	1,510	1,851
Accrued expenses	$11,293	$8,497

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At December 31, 2024, the interest rate charged to the Company was approximately 7.21%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. As of December 31, 2024 and 2023, the Company had no amounts outstanding under the Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. Although the Company was in compliance with all required financial covenants associated with the Credit Agreement, it failed to notify the administrative agent of its commitment to repurchase certain shares currently beneficially owned by the Company’s founder pursuant to a settlement agreement reached in the Donovitz Litigation (as defined herein), resulting in an event of default as of March 31, 2024. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver with the lender, that waived the event of default and also agreed that the payments made to repurchase the specified shares in settlement of the Donovitz Litigation will no longer continue as an event of default. On June 26, 2024, the Company entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement of the June 5, 2024 Litigation (as defined herein) will not qualify as an event of default on the Term Loan. See Note 20 Commitments and Contingencies for additional information on the Donovitz Litigation and the June 5, 2024 Litigation. As of December 31, 2024, the Company was in compliance with its debt covenants.

The Company capitalized lender’s fees and related attorney’s fees of $4.0 million, which are amortized over the life of the Term Loan and included in interest expense, net on the consolidated statements of operations and comprehensive income (loss). Amortization expense related to the debt issuance costs was $0.8 million for each of the years ended December 31, 2024 and 2023, respectively.

Long-term debt was as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Term loan	$109,375	$115,625
Less: Current portion	(6,250)	(6,250)
	103,125	109,375
Less: Unamortized debt issuance costs	(1,926)	(2,745)
Term loan, net of current portion	$101,199	$106,630

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of December 31,	(in thousands)
2025	6,250
2026	6,250
2027	96,875
$109,375

11.
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

12.
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

The Company classified the earnout shares as a liability in its consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the consolidated statements of operations and comprehensive income (loss). See Note 13 Fair Value Measurements for further detail.

13.
FAIR VALUE MEASUREMENTS

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$17,235	$17,235

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$41,100	$41,100

There were no movements between levels during the years ended December 31, 2024 and 2023.

Level 3 Disclosures

Earnout Liability

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

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	December 31, 2024	December 31, 2023
Stock price	$6.18	$4.94
Risk-free rate	4.2%	4.0%
Volatility	75.0%	65.0%
Term (in years)	2.4	3.9

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

As of
December 31, 2024
Stock price	$6.18
Risk-free rate	4.3%
Equity volitility	68.5%
Revenue volitility	53.9%
Revenue discount rate	14.6%
Correlation factor	5.0%
Term (in years)	3

Changes in fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2023	$41,100
Fair value of earnout related to acquisitions	855
Settlements	(44,325)
Loss from change in fair value	19,605
Fair value as of December 31, 2024	$17,235

14.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of December 31, 2024, Biote’s ownership of Holdings was approximately 87.8%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of the Company, noncontrolling interest is presented in permanent equity.

15.
SHARE-BASED COMPENSATION

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the years ended December 31, 2024 and 2023:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	1,622,840	$9.41
Granted	42,238	$5.83
Vested	(1,250,512)	$9.73
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(444,783)	$7.72
RSUs outstanding at December 31, 2024	69,827	$5.65

The Company recognized share-based compensation expense of $0.8 million and $3.6 million during the years ended December 31, 2024 and 2023, respectively, related to RSUs. As of December 31, 2024, the Company did not have any unrecognized share-based compensation expense related to RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the years ended December 31, 2024 and 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	5,042,628	$3.86	9.5
Granted	4,286,005	$5.60
Exercised	(105,049)	$4.00
Forfeited	(1,081,868)	$4.69
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,200,766	$5.43
Exercised	(556,515)	$4.29
Forfeited	(1,475,396)	$4.99
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Options exercisable at December 31, 2024	3,323,444	$4.46	7.8

The Company recognized share-based compensation expense of $7.8 million and $5.4 million during the years ended December 31, 2024 and 2023, respectively, related to stock options. As of December 31, 2024, there was $18.6 million of unrecognized share-based compensation expense related to stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.64 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2024 were as follows:

Expected term (in years)	6.1
Volatility	63.7%
Risk-free rate	4.2%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.1 million and $0.08 million for the years ended December 31, 2024 and 2023, respectively, related to the ESPP. As of December 31, 2024 and 2023, 63,413 shares and 33,704 shares, respectively, had been purchased under the ESPP.

16.
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

On September 11, 2024, the Company entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that will be used by Asteria Health to expand its compounded bioidentical hormones manufacturing facility capabilities. The Company recorded an initial operating lease right-of-use asset of $1.4 million and corresponding current and non-current operating lease liability of $0.04 million and $1.3 million, respectively, at the lease commencement date and are included in the December 31, 2024 consolidated balance sheet.

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Year Ended December 31,
	2024	2023
Fixed lease expense	$640	$429
Total lease cost	$640	$429

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$557	$324
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,779	$324

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	December 31,	December 31,
(in thousands)	2024	2023
Lease assets
Operating lease right-of-use assets	$3,246	$1,877
Total lease assets	$3,246	$1,877

Lease liabilities
Current:
Operating lease liabilities	$523	$311
Non-current:
Operating lease liabilities	2,890	1,680
Total lease liabilities	$3,413	$1,991

Weighted-average remaining lease term — operating leases (years)	6.30	4.92
Weighted-average discount rate — operating leases	7.20%	8.31%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the Company’s total lease obligation:

As of December 31,	(in thousands)
2025	748
2026	774
2027	801
2028	701
2029	185
Thereafter	1,021
Total lease payments	4,230
Less: Interest	(817)
Present value of lease liabilities	$3,413

17.
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

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Domestic	$1,324	$300
Foreign	(308)	(423)
Income before provision for income taxes	$1,016	$(123)

The income tax provision consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Current income tax provision (benefit):
Federal	$2,997	$1,739
State and Local	857	205
Foreign	14	17
Total current expense (benefit):	3,868	1,961
Deferred income tax provision (benefit):
Federal	(2,520)	711
State and Local	(378)	10
Foreign	—	—
Total deferred expense (benefit):	(2,898)	721
Total income tax provision (benefit)	$970	$2,682

A reconciliation of the federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Statutory federal income tax rate	$213	$(55)
State taxes, net of federal benefit	385	179
Nontaxable partnership income	117	2,524
Return to provision	124	(17)
Foreign rate differential	(29)	(36)
Excise tax on share repurchases	63	-
Change in valuation allowance	70	87
Nondeductible compensation	27	-
	$970	$2,682

The Company’s significant rate reconciliation items are driven primarily by state taxes and permanent differences associated with Holdings’ flowthrough income.

The Company’s net deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Outside basis difference in partnership	$27,933	$23,974
Net operating loss carryforwards	566	528
Intangibles	809	910
Total deferred tax assets	$29,308	$25,412
Valuation allowance	(566)	(528)
Deferred tax assets, net of allowance	$28,742	$24,884

As of December 31, 2024, the Company had a foreign net operating loss of $1.9 million, which begins to expire in 2032.

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. During the year ended December 31, 2023, there were exchanges of units that would generate a deferred tax asset of $23.8 million for the Company and a liability under the TRA of $18.9 million. However, during the year ended December 31, 2024 the Company executed settlement agreements to resolve both the Donovitz Litigation and the June 5, 2024 Litigation (as defined herein) pursuant to which the Company acquired certain membership units. The acquisition of these membership units resulted in a reduction in the deferred tax asset and liability under the TRA of $4.0 million and $17.3 million, respectively, during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million. Please refer to Note 20 for additional information regarding the Donovitz Litigation and the June 5, 2024 Litigation.

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance related to foreign deferred tax assets as of December 31, 2024.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023, the Company had not recorded any uncertain tax positions in its financial statements.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2021, to the present. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

18.
CAPITAL STOCK

On January 24, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $20.0 million its outstanding Class A common stock. Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market, in privately negotiated transactions or by other means. The timing of any repurchases under the share repurchase program is at the discretion of management and depends on a variety of factors, including 20 market conditions, contractual limitations and other considerations. The share repurchase program may be expanded, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

As of December 31, 2024, the remaining balance of the repurchase program was $14.4 million. During the year ended December 31, 2024, the Company purchased 996,964 shares of its Class A common stock for a total of $5.6 million, at an average purchase price per share of $5.49. In addition, pursuant to the settlement of the Donovitz Litigation (as defined herein) the Company repurchased 5,075,090 shares of Class A common stock then beneficially owned by Donovitz, at a price per share of $4.17. Please refer to Note 20 for additional information regarding the Donovitz Litigation.

19.
NET INCOME PER COMMON SHARE

The computation of basic and diluted income per common share is based on net income attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income per common share:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Net income per common share
Numerator:
Net income attributable to biote Corp. stockholders (basic and diluted)	$3,157	$3,316
Denominator:
Weighted average shares outstanding - basic	34,270,809	25,709,343
Effect of dilutive securities	—	—
Weighted average shares outstanding - diluted	34,270,809	25,709,343
Net income per common share
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

Net income per common share information for the years ended December 31, 2024 and 2023 reflects only the net income attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income per common share on an if-converted basis as these shares, together with the non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Year Ended December 31,
	2024	2023
RSUs	69,827	414,566
Stock Options	10,310,571	8,141,716
Class V Voting Stock	5,221,653	28,819,066
Member Earnout Units	2,028,226	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	19,217,777	48,962,848

20.
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

On September 26, 2024, Right Value amended its petition to seek injunctive relief, asking the District Court of Dallas County to impose a mandatory injunction that would require the Company to pay at least $1.2 million per month to Right Value through the conclusion of the trial. On September 27, 2024, the District Court of Dallas County conducted a hearing on Right Value’s application, and, at the conclusion of that hearing, the District Court of Dallas County denied Right Value’s application for temporary restraining order and set the hearing on Right Value’s application for temporary injunction on November 11, 2024 (the “November 11th Hearing”). The parties engaged in expedited discovery and briefing in advance of the November 11th Hearing At the conclusion of the November 11th Hearing, the District Court of Dallas County denied Right Value’s request for a temporary injunction.

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement, which was included in selling, general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2024. As of December 31, 2024, the current portion of the liability of $3.5 million was included in accrued liabilities and the remaining $1.5 million liability was included in noncurrent liability on the Company’s consolidated balance sheet. The Company paid the current portion of the liability on February 28, 2025.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants have filed a motion to dismiss the lawsuit. Briefing on this motion concluded on November 22, 2024, and oral arguments are set to occur in March 2025.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intend to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Dr. Gary S. Donovitz

On April 23, 2024, the Company settled all litigation described below with one of the Company’s stockholders, Dr. Gary S. Donovitz (“Donovitz”) (the “Donovitz Litigation”).

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

On April 23, 2024, the Company and Donovitz executed a binding settlement agreement to resolve all remaining outstanding litigation with Donovitz. Pursuant to the settlement agreement, the Company has agreed to repurchase all of the Class A common units of Biote Holdings, LLC, the Class V voting stock of Biote (together, “Paired Interests”) and the Class A common stock of the Company, currently beneficially owned by Donovitz for approximately $76.9 million in the aggregate. The Company will repurchase the shares over a three-year period commencing on April 26, 2024. In addition, the Company and Donovitz have agreed to, among other things, (i) a customary mutual release of all claims arising out of or relating to the Donovitz Litigation, (ii) the termination of the founder advisory agreement, dated as of May 18, 2022, by and between Donovitz and BioTE Medical, LLC, (iii) two year non-compete and non-solicitation agreements for Donovitz and (iv) a voting agreement with customary terms acceptable to the Company.

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

As a result of settling the Donovitz Litigation and the June 5, 2024 Litigation, the Company recorded a combined repurchase liability of $128.4 million. Accreted interest on the share repurchase liability was $2.6 million which was included in interest expense, net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025.

Gary S. Donovitz / NIL Litigation

On December 13, 2024, Donovitz filed suit against BioTE Medical alleging misappropriation of his name, image and likeness by BioTE and various of its approved practitioners (the “December 13, 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The December 13, 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. Because BioTE contends that, pursuant to the April 23, 2024 settlement agreement, Donovitz’s claims were required to be brought before former Delaware Chancery Court Chancellor Chandler, on December 17, 2024, BioTE filed an action against Donovitz in Delaware Chancery Court (the “December 17, 2024 Litigation”) seeking a preliminary and permanent injunction enjoining Donovitz from pursuing the December 13, 2024 Litigation in Texas. On December 18, 2024, following a hearing on Donovitz’s request for a temporary restraining order, the 101st Judicial District Court judge entered a temporary restraining order purporting to enjoin Biote and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business until a hearing could be held on Donovitz’s request for a temporary injunction. The temporary injunction hearing was set for December 27, 2024. Also on December 18, 2024, the Delaware Chancery Court issued a temporary restraining order precluding Donovitz from prosecuting the December 13, 2024 Litigation in Texas. On December 23, 2024, a hearing was held before Vice Chancellor Laster of the Delaware Chancery Court to determine if the Delaware temporary restraining order should be renewed.

Following the hearing, Vice Chancellor Laster entered an order renewing the Delaware temporary restraining order as a preliminary injunction which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on December 27, 2024, a hearing was held before the 101st Judicial District Court of Dallas County on Donovitz’s application for a temporary injunction. Following the hearing, the 101st Judicial District Court entered a temporary injunction continuing to enjoin BioTE and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business. BioTE has appealed the entry of the temporary injunction entered by the 101st Judicial District Court. Its opening brief was filed on February 24, 2025. Donovitz’s response is currently due on March 17, 2025. Donovitz has filed a request to appeal regarding the Delaware order renewing temporary restraining order as a preliminary injunction. The Delaware Supreme Court has not yet ruled on that request.

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

21.
RELATED-PARTY TRANSACTIONS

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $0.7 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. Amounts due to the vendor were not material as of December 31, 2024 and were $0.1 million as of December 31, 2023.

On May 18, 2022, BioTE Medical and Dr. Gary S. Donovitz entered into a founder advisory agreement and as of May 26, 2022, transitioned from an officer and manager of BioTE Medical into the role of Founder Advisor and Senior Advisor (as defined in the founder advisory agreement). Pursuant to the founder advisory agreement, Dr. Gary S. Donovitz was obligated to provide strategic advisory services to BioTE Medical for a period of four years, unless terminated earlier pursuant to the terms of the founder advisory agreement, and receive an annual fee equal to $0.3 million per year, continued coverage under BioTE Medical’s employee benefits and reimbursement for reasonable and pre-approved business expenses. The founder advisory agreement was terminated effective April 23, 2024.

The Company engages the services of its Chief Executive Officer’s brother-in-law, Mr. Andy Thacker, through a consulting firm that is wholly owned by Mr. Thacker. He has been engaged for various projects such as information technology projects and project management. Total compensation paid to the consulting firm under this arrangement was $0.03 and $0.1 million for the years ended December 31, 2024 and 2023, respectively. The Company did not have any amounts due to the consulting firm at December 31, 2024 and owed the consulting firm $0.01 million at December 31, 2023. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs.

22.
SEGMENTS

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer who reviews financial information presented on a consolidated basis. The CODM uses information about the Company’s consolidated net income (loss) to allocate operating and capital resources and assesses performance of the business by comparing actual net income (loss) results to historical results and previously forecasted financial information. The CODM does not regularly review financial information for individual revenue streams, sales channels, or geographic regions that would allow decisions to be made about the allocation of resources or performance. The Company generates substantially all of its revenue from long-term service agreements and sales of Biote-branded dietary supplements.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Year Ended December 31,
(in thousands)	2024	2023
Total Revenue	$197,191	$185,360
Costs and Expenses:
Cost of revenue	58,130	57,877
General and administrative	28,430	25,765
Marketing expense	7,317	6,485
Employee-related costs	51,779	46,750
Depreciation and amortization	3,550	2,994
Other income expense, net	30,595	28,780
Income tax expense	970	2,682
Other segment items(1)	16,374	16,832
Net income (loss)	$46	$(2,805)

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $196.2 million and $184.6 million for the years ended December 31, 2024 and 2023, respectively. See Note 4 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the consolidated balance sheets were located in the U.S.

23.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2024, the date of these consolidated financial statements, through March 14, 2025, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements.