Form 10-Q
period 2025-03-31
biote Corp.
filed 2025-05-09
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 33,073,277 shares of Class A common stock, $0.0001 par value per share, outstanding and 17,540,780 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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
•
future exchange and interest rates; and
•
other risks and uncertainties set forth in documents filed, or to be filed, with the Securities and Exchange Commission (the “SEC”).

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on March 14, 2025, as supplemented by the risks and uncertainties described in Part II, Item 1A. “Risk Factors” of this Quarterly Report, and the documents referenced within this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$41,700	$39,342
Accounts receivable, net	7,765	7,631
Inventory, net	13,451	14,845
Other current assets	5,764	6,309
Total current assets	68,680	68,127
Property and equipment, net	8,389	6,973
Capitalized software, net	3,760	3,877
Goodwill	5,833	5,833
Intangible assets, net	5,192	5,500
Operating lease right-of-use assets	3,113	3,246
Deferred tax assets, net	28,340	28,742
Other non-current assets	72	72
Total assets	$123,379	$122,370

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,335	$5,813
Accrued expenses	10,228	11,293
Term loan, current	6,250	6,250
Deferred revenue, current	3,036	2,961
Earnout liabilities, current	—	100
Operating lease liabilities, current	540	523
Share repurchase liabilities, current	25,081	24,574
Total current liabilities	48,470	51,514
Term loan, net of current portion	99,847	101,199
Deferred revenue, net of current portion	1,450	1,553
Operating lease liabilities, net of current portion	2,747	2,890
Share repurchase liabilities, net of current portion	44,858	44,300
Other non-current liability	—	1,500
TRA liability	4,386	4,479
Earnout liabilities, net of current portion	6,447	17,135
Total liabilities	208,205	224,570
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 33,073,277 and 33,073,277, shares issued, 31,485,777 and 31,485,777 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 and 7,249,879 shares issued, 5,221,653 and 5,221,653 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(84,346)	(100,297)
Accumulated other comprehensive loss	(39)	(35)
Treasury stock, at cost	(5,600)	(5,600)
biote Corp.’s stockholders’ deficit	(89,981)	(105,928)
Noncontrolling interest	5,155	3,728
Total stockholders’ deficit	(84,826)	(102,200)
Total liabilities and stockholders’ deficit	$123,379	$122,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$47,025	$46,035
Service revenue	1,967	769
Total revenue	48,992	46,804
Cost of revenue
Cost of products	11,654	12,887
Cost of services	956	565
Cost of revenue	12,610	13,452
Selling, general and administrative	26,692	22,925
Income from operations	9,690	10,427
Other income (expense), net:
Interest expense, net	(2,905)	(1,660)
Gain (loss) from change in fair value of earnout liabilities	10,688	(12,089)
Other expense	(18)	(2)
Total other income (expense), net	7,765	(13,751)
Income (loss) before provision for income taxes	17,455	(3,324)
Income tax expense	1,616	2,402
Net income (loss)	15,839	(5,726)
Less: Net income (loss) attributable to noncontrolling interest	2,121	(1,565)
Net income (loss) attributable to biote Corp. stockholders	$13,718	$(4,161)

Other comprehensive loss:
Foreign currency translation adjustments	(4)	(1)
Other comprehensive loss	(4)	(1)
Comprehensive income (loss)	$15,835	$(5,727)

Net income per common share
Basic	$0.44	$(0.12)
Diluted	$0.37	$(0.12)
Weighted average common shares outstanding
Basic	31,485,777	34,621,166
Diluted	36,952,961	34,621,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2024	31,485,777	$3	5,221,653	$1	$—	$(100,297)	$(35)	$(5,600)	$(105,928)	$3,728	$(102,200)

Distributions	—	—	—	—	—	—	—	—	—	(694)	(694)
Net income (loss)	—	—	—	—	—	13,718	—	—	13,718	2,121	15,839
Other comprehensive income	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Share-based compensation	—	—	—	—	—	2,127	—	—	2,127	—	2,127
TRA liability	—	—	—	—	—	106	—	—	106	—	106

Balance at March 31, 2025	31,485,777	$3	5,221,653	$1	$—	$(84,346)	$(39)	$(5,600)	$(89,981)	$5,155	$(84,826)

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income (loss)	$15,839	$(5,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	857	750
Bad debt expense	773	161
Amortization of debt issuance costs	211	202
Provision for obsolete inventory	442	70
Non-cash lease expense	133	80
Non-cash interest on share repurchase liability	1,065	—
Share-based compensation expense	2,127	1,763
(Gain) loss from change in fair value of earnout liabilities	(10,688)	12,089
Deferred income taxes	508	—
Changes in operating assets and liabilities:
Accounts receivable	(907)	(1,329)
Inventory	952	75
Other assets	545	619
Accounts payable	(2,478)	(109)
Deferred revenue	(28)	(22)
Accrued expenses	(2,665)	(1,178)
Payments pursuant to TRA	(93)	—
Operating lease liabilities	(126)	(73)
Net cash provided by operating activities	6,467	7,372
Investing Activities
Purchases of property and equipment	(1,630)	(704)
Purchases of capitalized software	(218)	(350)
Acquisitions, net of cash acquired	—	(11,122)
Net cash used in investing activities	(1,848)	(12,176)
Financing Activities
Repurchases of common stock	—	(4,088)
Principal repayments on term loan	(1,563)	(1,562)
Proceeds from exercise of stock options	—	324
Distributions	(694)	(83)
Net cash used in financing activities	(2,257)	(5,409)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net increase (decrease) in cash and cash equivalents	2,358	(10,215)
Cash and cash equivalents at beginning of period	39,342	89,002
Cash and cash equivalents at end of period	$41,700	$78,787
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,016	$2,230
Cash paid for income taxes	$2	$2
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$—	$85
Shares issued to acquire Simpatra	$—	$1,574

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

Basis of Presentation—The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures required by U.S. GAAP for annual consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the 2024 Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in selling, general and administrative expense related to Asteria Health have been reclassified to cost of products in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2024, for comparative purposes to conform with the current year presentation. This reclassification had no impact on net loss for the three months ended March 31, 2024.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions used for determining the collectibility of accounts receivable, inventory valuations, fair value of long-lived assets, goodwill valuations, contingent liability valuations and share-based compensation. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the entire year.

Revision of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of its financial statements for the quarter ended June 30, 2024, the Company identified certain errors in the calculations used to record activity and balances related to noncontrolling interest. The impact of the errors was an overstatement of net loss attributable to noncontrolling interest of $2.2 million for the three months ended March 31, 2024, and an overstatement of noncontrolling interest of $0.7 million as of March 31, 2024.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined that impacts were not material, individually or in the aggregate, to the Company’s previously issued interim condensed consolidated financial statements. As a result, the Company has revised its prior period condensed consolidated financial statements and related disclosures for the first quarter of fiscal 2024 to correct the errors. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued March 31, 2024 unaudited condensed consolidated balance sheet and its unaudited condensed consolidated statement of operations and comprehensive income (loss), its unaudited condensed consolidated statement of shareholders’ equity (deficit) and its unaudited statement of cash flows for the three months ended March 31, 2024 is provided below.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Liabilities and Stockholders’ Deficit
Accrued expenses	$9,729	$(84)	$9,645
Accumulated deficit	(31,303)	(628)	(31,931)
biote Corp.’s stockholders’ deficit	(35,399)	(628)	(36,027)
Noncontrolling interest	$(9,501)	$712	$(8,789)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended March 31, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Income tax expense	$2,486	$(84)	$2,402
Net Loss	(5,810)	84	(5,726)
Less: Net loss attributable to noncontrolling interest	(3,740)	2,175	(1,565)
Net loss attributable to biote Corp. stockholders	$(2,070)	$(2,091)	$(4,161)

Basic	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.06)	$(0.12)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

				Total		Total
				Stockholders’		Stockholders’
				Deficit		Deficit	Non-		Non-
	Accumulated	Adjustment	Accumulated	Attributable to	Adjustment	Attributable to	controlling	Adjustment	controlling
	Deficit	Noncontrolling Interest	Deficit	biote Corp.	Noncontrolling Interest	biote Corp.	Interest	Noncontrolling Interest	Interest
(in thousands)	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised
Balance at December 31, 2023	$(29,391)	$—	(29,391)	$(29,397)	$—	$(29,397)	$(7,149)	$—	$(7,149)

Distributions	—	—	—	—	—	—	(2,112)	—	(2,112)
Net loss	(2,070)	(2,091)	(4,161)	(2,070)	(2,091)	(4,161)	(3,740)	2,175	(1,565)
Other comprehensive income (loss)	—	—	—	(2)	—	(2)	(3)	—	(3)
Share-based compensation	1,763	—	1,763	1,763	—	1,763	—	—	—
Vesting of RSUs	(155)	65	(90)	(155)	65	(90)	155	(65)	90
Exercise of stock options	(1,831)	900	(931)	(1,831)	900	(931)	2,155	(900)	1,255
Common stock repurchased	—	—	—	(4,088)	—	(4,088)	—	—	—
Shares issued in connection with acquisition	381	498	879	381	498	879	1,193	(498)	695

Balance at March 31, 2024	$(31,303)	$(628)	$(31,931)	$(35,399)	$(628)	$(36,027)	$(9,501)	$712	$(8,789)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Three Months Ended March 31, 2024
		Adjustment
	As previously Reported	Noncontrolling Interest Re-allocation	As Revised
Operating Activities
Net income (loss)	$(5,810)	$84	$(5,726)
Accrued expenses	(1,094)	(84)	(1,178)
Net cash provided by operating activities	$7,372	$—	$7,372

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K.

There have been no changes to our significant accounting policies described in the in the 2024 Form 10-K that have had a material impact on our unaudited condensed consolidated financial statements and related notes, other than the selected information below.

Other Current Assets—Total other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$3,183	$3,322
Advances	2,445	2,805
Income tax receivable	—	71
Other assets	136	111
Total other current assets	$5,764	$6,309

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of March 31, 2025 and December 31, 2024, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from four vendors totaled 96.1% and three vendors totaled 78.7% for the three months ended March 31, 2025 and 2024, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three months ended March 31, 2025 and 2024.The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of March 31, 2025 and December 31, 2024.

Recently Adopted Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The adoption of this standard did not have a material impact to the financial statements. See Note 21 for further details.

Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to the interim and annual financial statements. The amendments in this ASU are applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments to this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact this guidance will have on its disclosures.

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.

3.
ACQUISITIONS

F.H. Investments

On March 18, 2024, the Company acquired F.H. Investments Inc. (“Asteria Health”) a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $9.0 million consisted of $8.5 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics. The Company determined that the operating metrics were met in April 2024 and a cash payment of $0.5 million was made to the former owners of Asteria Health in May 2024.

The Company accounted for this transaction as a business combination. On March 18, 2025, the Company finalized its purchase price allocation. The following table presents the final purchase price allocation to assets acquired and liabilities assumed in the purchase of Asteria Health.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Accounts receivable	$27	$—	$27
Inventory	1,722	—	1,722
Other current assets	29	9	38
Customer relationships	1,290	50	1,340
Non-compete	220	10	230
Trade name	80	—	80
Property and equipment	321	(255)	66
Operating lease right-of-use assets	405	—	405
Accounts payable	(63)	—	(63)
Accrued expenses	(297)	—	(297)
Operating lease liabilities, current	(75)	—	(75)
Operating lease liabilities, net of current portion	(330)	—	(330)
Total identifiable net assets	3,329	(186)	3,143
Total cash consideration	8,354	122	8,476
Earnout liability, current	500	—	500
Goodwill	$5,525	$308	$5,833

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Pellet procedures	$36,042	$37,389
Dietary supplements	9,270	7,389
Disposable trocars	1,175	1,027
Shipping fees and other	538	230
Product revenue	47,025	46,035

Training	326	274
Contract-term services	335	274
Other	1,306	221
Service revenue	1,967	769
Total revenue	$48,992	$46,804

Revenue recognized by geographic region was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$46,779	$45,656
All other	246	379
Product revenue	47,025	46,035

United States	1,967	769
All other	—	—
Total revenue	$48,992	$46,804

Significant changes in contract liability balances were as follows:

	Three Months Ended March 31,
	2025		2024
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(994)	$—	$(1,012)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	903	328	1,652	422
Transfers between current and non-current liabilities due to the expected revenue recognition period	737	(737)	576	(576)
Total increase (decrease) in contract liabilities	$646	$(409)	$1,216	$(154)

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

Consideration allocated to performance obligations was as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Unsatisfied training obligations – Current	$87	$16
Unsatisfied contract-term services – Current	1,621	1,704
Unsatisfied contract-term services – Long-term	984	1,054
Total allocated to unsatisfied contract-term services	2,605	2,758
Unsatisfied pellet procedures – Current	1,328	1,241
Unsatisfied pellet procedures – Long-term	466	499
Total allocated to unsatisfied pellet procedures	1,794	1,740
Total deferred revenue – Current	$3,036	$2,961
Total deferred revenue – Long-term	$1,450	$1,553

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three months ended March 31, 2025 and 2024.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Product inventory – Pellets	$7,292	$7,168
Pellets in process	1,056	295
Raw materials	233	1,051
Less: Obsolete and expired pellet allowance	(2,072)	(1,690)
Pellet inventory, net	6,509	6,824
Product inventory – Dietary supplements	7,102	8,121
Less: Obsolete and expired dietary supplement allowance	(160)	(100)
Dietary supplement inventory, net	6,942	8,021
Inventory, net	$13,451	$14,845

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Trocars	$4,644	$4,644
Leasehold improvements	3,251	3,251
Office equipment	253	253
Compounding equipment	254	252
Computer software	140	140
Furniture and fixtures	285	285
Computer equipment	413	327
Construction in process	5,768	4,226
Property and equipment	15,008	13,378
Less: Accumulated depreciation	(6,619)	(6,405)
Property and equipment, net	$8,389	$6,973

Total depreciation expense related to property and equipment was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Total depreciation expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Website costs	$9,812	$9,812
Development in process	441	223
Less: Accumulated amortization	(6,493)	(6,158)
Capitalized software, net	$3,760	$3,877

Total amortization expense for capitalized software was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. Total amortization expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2025			December 31, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value
Customer relationships	$2,260	$(330)	$1,930	$2,260	$(255)	$2,005
Developed technology	4,006	(1,002)	3,004	4,006	(801)	3,205
Non-compete agreement	230	(76)	154	230	(58)	172
Trade names	165	(61)	104	165	(47)	118
Total intangible assets	$6,661	$(1,469)	$5,192	$6,661	$(1,161)	$5,500

Definite Lived Intangible Asset Amortization

Total amortization expense related to acquired definite lived intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The estimated amortization expense for each of the next five years is as follows:

As of March 31,	(in thousands)
2025 (remaining nine months)	$926
2026	1,234
2027	1,128
2028	1,102
2029	164
Thereafter	638
Total	$5,192

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued professional fees	$1,500	$638
Accrued employee-related costs	3,884	5,645
Income tax payable	1,035	—
Legal settlement accrual	1,500	3,500
Other	2,309	1,510
Accrued expenses	$10,228	$11,293

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At March 31, 2025, the interest rate charged to the Company was approximately 7.17%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during the three months ended March 31, 2025 and 2024. At March 31, 2025, the Company had $50 million available under its Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. As of March 31, 2025, the Company was in compliance with all required financial covenants associated with the Credit Agreement.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the unaudited condensed consolidated balance sheets net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended March 31, 2025 and 2024, respectively.

Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Term loan	$107,812	$109,375
Less: Current portion	(6,250)	(6,250)
	101,562	103,125
Less: Unamortized debt issuance costs	(1,715)	(1,926)
Term loan, net of current portion	$99,847	$101,199

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of March 31,	(in thousands)
2025 (remaining nine months)	4,688
2026	6,250
2027	96,874
$107,812

11.
EARNOUT LIABILITY

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

12.
FAIR VALUE MEASUREMENTS

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined in Note 2 to the consolidated financial statements in the 2024 Form 10-K.

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$6,447	$6,447

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$17,235	$17,235

There were no movements between levels during the three months ended March 31, 2025.

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

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	March 31, 2025	December 31, 2024
Stock price	$3.33	$6.18
Risk-free rate	3.8%	4.2%
Volatility	69.3%	75.0%
Term (in years)	2.1	2.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

	As of
	March 31, 2025	December 31, 2024
Stock price	$3.33	$6.18
Risk-free rate	3.9%	4.3%
Equity volitility	62.5%	68.5%
Revenue volitility	56.6%	53.9%
Revenue discount rate	15.1%	14.6%
Correlation factor	5.0%	5.0%
Term (in years)	2.8	3.0

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2024	$17,235
Settlement	(75)
Loss on asset acquisition	(25)
Loss from change in fair value	(10,688)
Fair value as of March 31, 2025	$6,447

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of March 31, 2025, Biote’s ownership of Holdings was approximately 87.8%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the three months ended March 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(444,783)	$7.72
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	—	$—
Vested	—	$—
RSUs outstanding at March 31, 2025	69,827	$5.65

The Company did not recognize any share-based compensation expense during the three months ended March 31, 2025 and recognized share-based compensation expense of $0.3 million during the three months ended March 31, 2024 related to RSUs. As of March 31, 2025, the Company did not have any unrecognized share-based compensation expense related to unvested RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,200,766	$5.43
Exercised	(556,515)	$4.29
Forfeited	(1,475,396)	$4.99
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	1,585,650	$4.42
Exercised	—	$—
Forfeited	(121,637)	$5.23
Options outstanding at March 31, 2025	11,774,584	$4.87	8.3
Options exercisable at March 31, 2025	3,754,153	$4.50	7.4

The Company recognized share-based compensation expense of $2.1 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively, related to stock options. As of March 31, 2025, there was $20.3 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.73 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2025 were as follows:

Expected term (in years)	6.0
Volatility	61.2%
Risk-free rate	4.1%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.02 million and $0.03 million for the three months ended March 31, 2025 and 2024, respectively, related to the ESPP. As of March 31, 2025 and 2024, 63,413 shares and 33,704 shares, respectively, had been purchased under the ESPP.

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

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended March 31,
	2025	2024
Fixed lease expense	$192	$126
Total lease cost	$192	$126

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$186	$115
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,779	$324

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	March 31,	December 31,
(in thousands)	2025	2024
Lease assets
Operating lease right-of-use assets	$3,113	$3,246
Total lease assets	$3,113	$3,246

Lease liabilities
Current:
Operating lease liabilities	$540	$523
Non-current:
Operating lease liabilities	2,747	2,890
Total lease liabilities	$3,287	$3,413

Weighted-average remaining lease term — operating leases (years)	6.12	6.30
Weighted-average discount rate — operating leases	7.17%	7.20%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of March 31,	(in thousands)
2025 (remaining nine months)	$562
2026	774
2027	801
2028	701
2029	185
Thereafter	1,021
Total lease payments	4,044
Less: Interest	(757)
Present value of lease liabilities	$3,287

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. No exchanges of units occurred during the three months ended March 31, 2025. During the year ended December 31, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $1.6 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance related to the portion of tax basis over book basis in the partnership and foreign deferred tax assets as of March 31, 2025. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

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

As of March 31, 2025, the remaining balance of the repurchase program was $14.4 million.

18.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$13,718	$(4,161)
Denominator:
Weighted average shares outstanding - basic	31,485,777	34,621,166
Effect of dilutive securities	5,467,184	—
Weighted average shares outstanding - diluted	36,952,961	34,621,166
Net income (loss) per common share
Basic	$0.44	$(0.12)
Diluted	$0.37	$(0.12)

Net income (loss) per common share information for the three months ended March 31, 2025 and 2024 reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income (loss) per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2025	2024
RSUs	—	288,473
Stock Options	8,485,689	8,427,406
Class V Voting Stock	—	28,819,066
Member Earnout Units	2,028,226	10,000,000
Sponsor Earnout Shares	1,587,500	1,587,500
	12,101,415	49,122,445

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement for the year ended December 31, 2024. In accordance with the terms of the settlement agreement, on February 28, 2025, the Company paid $3.5 million to Right Value. The remaining $1.5 million liability was included in accrued liabilities on the Company’s March 31, 2025 condensed consolidated balance sheet.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, the Company's outside legal counsel, and certain Company executive officers and directors (collectively, “Defendants”) by two trusts (“Plaintiffs”) that allegedly owned shares representing approximately 4.2% of the Company's outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment (“July 12, 2024 Litigation”).

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025. Briefing is scheduled to be completed by mid-July 2025.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15, 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15, 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025. On April 15, 2025, the Dallas 5th District Court of Appeals reversed the temporary injunction, and it is no longer in place. Trial on the November 15 2024 Litigation is currently on the 101st Judicial District Court’s two-week docket beginning on April 27, 2026.

Gary S. Donovitz / NIL Litigation

On December 13, 2024, Dr. Gary S. Donovitz (“Donovitz”) filed suit against BioTE Medical alleging misappropriation of his name, image and likeness by BioTE and various of its approved practitioners (the “December 13, 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The December 13, 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. Because BioTE contends that, pursuant to a settlement agreement executed on April 23, 2024, Donovitz’s claims were required to be brought before former Delaware Chancery Court Chancellor Chandler, on December 17, 2024, BioTE filed an action against Donovitz in Delaware Chancery Court (the “December 17, 2024 Litigation”) seeking a preliminary and permanent injunction enjoining Donovitz from pursuing the December 13, 2024 Litigation in Texas. On December 18, 2024, following a hearing on Donovitz’s request for a temporary restraining order, the 101st Judicial District Court judge entered a temporary restraining order purporting to enjoin Biote and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business until a hearing could be held on Donovitz’s request for a temporary injunction. The temporary injunction hearing was set for December 27, 2024. Also on December 18, 2024, the Delaware Chancery Court issued a temporary restraining order precluding Donovitz from prosecuting the December 13, 2024 Litigation in Texas. On December 23, 2024, a hearing was held before Vice Chancellor Laster of the Delaware Chancery Court to determine if the Delaware temporary restraining order should be renewed.

Following the hearing, Vice Chancellor Laster entered an order renewing the Delaware temporary restraining order as a preliminary injunction which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on December 27, 2024, a hearing was held before the 101st Judicial District Court of Dallas County on Donovitz’s application for a temporary injunction. Following the hearing, the 101st Judicial District Court entered a temporary injunction continuing to enjoin BioTE and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business. BioTE has appealed the entry of the temporary injunction entered by the 101st Judicial District Court. Briefing on the appeal in the December 13, 2024 Litigation was completed on April 14, 2025, and the appeal is scheduled to be submitted to the Dallas 5th District Court of Appeals without oral argument on May 13, 2025. Donovitz filed a request to appeal regarding the Delaware order renewing temporary restraining order as a preliminary injunction. The Delaware Supreme Court accepted that interlocutory appeal, and the opening brief was filed April 2, 2025. Briefing is scheduled to be completed by mid-June 2025.

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

20.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provides that Ms. Weber will serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.04 million during the three months ended March 31, 2025.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company purchased $0.08 million during the three months ended March 31, 2025 and did not purchase any inventory from this vendor during the three months ended March 31, 2024. No amounts were due to the vendor as of March 31, 2025 and December 31, 2024, respectively.

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

The Company engaged the services of the brother-in-law of its former Chief Executive Officer through a consulting firm that is wholly owned by Mr. Andy Thacker. Mr. Thacker had been engaged for various projects such as information technology projects and project management. The Company did not pay any compensation to the consulting firm during the three months ended March 31, 2025 and paid the consulting firm $0.03 million during the three months ended March 31, 2024. The Company did not have any amounts due to the consulting firm at March 31, 2025 and December 31, 2024. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs during the three months ended March 31, 2024.

21.
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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total Revenue	$48,992	$46,804
Costs and Expenses:
Cost of revenue	12,610	13,452
General and administrative	6,268	4,694
Marketing expense	2,337	1,611
Employee-related costs	12,665	12,057
Depreciation and amortization	846	750
Other income expense, net	(7,765)	13,751
Income tax expense	1,616	2,402
Other segment items(1)	4,576	3,813
Net income (loss)	$15,839	$(5,726)

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $48.7 million and $46.4 million for the three months ended March 31, 2025 and 2024, respectively. See Note 4 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the consolidated balance sheets were located in the U.S.

22.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2025, the date of these unaudited condensed consolidated financial statements, through May 9, 2025, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

On May 1, 2025, the Board of Directors of the Company approved an organizational restructuring plan (the “Plan”) to drive improved financial performance. As part of the Plan, the Company announced a reorganization of its commercial team and estimates it will incur approximately $0.6 million to $0.8 million in pre-tax restructuring charges, which primarily represent future cash expenditures for the payment of one-time severance benefits and related costs. The Company expects these charges will be incurred and the Plan will be completed in the second quarter of 2025.

On April 23, 2025, pursuant to a settlement agreement executed on April 24, 2024 between the Company and Dr. Gary S. Donovitz, the Company repurchased approximately 4.1 million of combined Class A common units of BioTE Holdings, LLC and Class V voting stock of Biote (together, “Paired Interests”) for $15.1 million and reduced its share repurchase liability by the same amount. The reduction of the share repurchase liability will be reflected on the Company’s June 30, 2025 unaudited condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” in the 2024 Form 10-K, as supplemented by the risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Quarterly Report. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Biote trains physicians and nurse practitioners in hormone optimization using bioidentical hormone replacement pellet therapy in men and women experiencing hormonal imbalance. The “Biote Method” is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available HRT products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. By virtue of our historical performance over the past 13 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

A majority of the bioidentical hormone pellets used by Biote-certified practitioners are manufactured by our 503B compounding pharmacy; however, in order to meet demand we have agreements with AnazaoHealth and Carie Boyd each of which are FDA registered 503B outsourcing facilities. Bioidentical hormone pellets are shipped directly to Biote-certified practitioners. Custody of the pellets is with Biote-certified practitioners. However, the bioidentical hormone pellets are recorded as inventory on our unaudited condensed consolidated balance sheets from the date of shipment until the point in time they are dispensed by a Biote-certified practitioner. Biote-certified practitioners record the dispensation of bioidentical hormone pellets and monitor inventory levels in our BioTracker system, an inventory management system that is offered as part of the Biote Method.

Bioidentical hormone pellets have a finite life ranging from six to twelve months. We assume the risk of loss due to expiration, damage or otherwise. Additionally, the products offered in our Biote-branded dietary supplement portfolio are produced by third-party manufacturers located in the United States. We contract with a third party to provide warehousing, co-packing and logistics services for our Biote-branded dietary supplements.

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

Our revenue was $49.0 million and $46.8 million, our net income (loss) was $15.8 million and $(5.7) million and our Adjusted EBITDA was $13.8 million and $14.2 million, for the three months ended March 31, 2025 and 2024, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss, and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three months ended March 31, 2025 and 2024. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. The broader economic impact of these policies is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted.

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

Components of Results of Operations

Revenue

We generate revenue by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Generally, under our master service agreements (“MSAs”) we provide a bundle of goods and services to customers, including initial training to medical practitioners, bioidentical hormone pellets, access to software tools used for inventory and practice management, access to our enhanced proprietary clinical decision support software, and ongoing practice development and marketing support services, which includes a license to use our trademarks and trade names in the customer’s marketing materials.

Substantially all of our revenue originates from sales to clinics located in the United States.

Revenue generated from individual Biote-partnered clinics varies significantly due to many factors, including but not limited to, the tenure of practitioners as Biote-certified practitioners; the number of certified practitioners in an individual clinic; the number of patients served by a clinic; the clinic’s patient demographics; and the clinic’s geographic location and population density. The MSAs we enter into with Biote-partnered clinics contain tiered pricing provisions for the management fees. These provisions provide for decreasing management fees owed to us based on the number of new patients treated. This can result in declines in revenue we realize from management fees from existing Biote-partnered clinics unless these are offset by revenue generated from new Biote-partnered clinics which begin at higher fee levels under the MSA.

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
•
global and regional economic cycles.

Product Revenue

Product revenue includes both bioidentical hormone pellets, in connection with the service described above, and the related inventory and practice management services provided to clinics. Product revenue is recognized at the point in time when the Biote-partnered clinic obtains ownership of the bioidentical hormone pellet, which we determined to be when the Biote-certified practitioner performs the procedure to implant the bioidentical hormone pellet into their patient. The consideration allocated to this performance obligation is a procedure-based service fee which we refer to as procedure revenue. Our product revenue also includes revenue earned from sales of pellet insertion kits and Biote-branded dietary supplements. Revenue from the sale of pellet insertion kits and Biote-branded dietary supplements is recognized when the clinic or clinic’s patient (supplements only) obtains control of the product, which generally occurs at the time of shipment from our third-party distribution facility or supplier. Any shipping or handling fees paid by clinics are also recorded within product revenue.

Service Revenue

Service revenue is revenue earned from fees paid by Biote-partnered clinics for Biote Method education, training and certification services and other contract term services pursuant to our MSAs. While the option to receive and right to use the reusable trocars through the term of the contract represents an embedded lease, we have adopted the practical expedient within ASC 842 to combine the lease and non-lease components and account for the combined component under ASC 606.

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

Cost of Revenue

Cost of product revenues include the pass-through cost of bioidentical hormone pellets purchased from outsourcing facilities, the cost of pellet insertion kits and Biote-branded dietary supplements purchased from manufacturing facilities, and the shipping and handling costs incurred to deliver these products to Biote-partnered clinics. Cost of service revenue consists primarily of costs incurred to deliver trainings to Biote-partnered clinics.

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

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for our unused Revolving Loans, accreted interest related to our share repurchase liability, net of interest income earned on our money market account.

Gain (Loss) from Change in Fair Value of Earnout Liabilities

Gain (loss) from change in fair value of earnout liabilities consists of the change in fair value during the period of the Member and Sponsor earnouts and the earnout related to the acquisition of Simpatra.

Other Expense

Other expense consists of the foreign currency exchange losses for sales denominated in foreign currencies and other expenses not appropriately classified as operating expenses.

Income Tax Expense

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

Results of Operations

The table and discussion below present our results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue:
Product revenue	$47,025	$46,035
Service revenue	1,967	769
Total revenue	48,992	46,804
Cost of revenue
Cost of products	11,654	12,887
Cost of services	956	565
Cost of revenue	12,610	13,452
Selling, general and administrative	26,692	22,925
Income from operations	9,690	10,427
Other income (expense), net:
Interest expense, net	(2,905)	(1,660)
Gain (loss) from change in fair value of earnout liabilities	10,688	(12,089)
Other expense	(18)	(2)
Total other income (expense), net	7,765	(13,751)
Income before provision for income taxes	17,455	(3,324)
Income tax expense	1,616	2,402
Net income	$15,839	$(5,726)

Revenue

Revenue for the three months ended March 31, 2025 increased $2.2 million to $49.0 million, or 4.7%, compared to the three months ended March 31, 2024. The increase was driven by a $1.9 million increase in revenue from Biote-branded dietary supplements and a $1.2 million increase in service revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in Biote-branded dietary supplements resulted from the complete shift of a portion of this business to our e-commerce site with Amazon for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 when a portion of this business was managed by a third-party distributor. The increase in our service revenue for the three months ended March 31, 2025, was related to a rise in technology fees earned from physician orders placed through our BioteRx platform compared to the three months ended March 31, 2024. These increases in revenues for the three months ended March 31, 2025 were partially offset by a $1.3 million decrease in revenue from pellet procedures that resulted from a slowdown in new clinic additions, compared to the three months ended March 31, 2024.

Cost of revenue

Cost of revenue for the three months ended March 31, 2025 decreased $0.8 million, to $12.6 million, or 6.3%, compared to the three months ended March 31, 2024. Cost of pellet procedures decreased 24.7% while revenue from pellet procedures decreased 3.6%, reflecting continued cost savings from the vertical integration of Asteria Health compared to the three months ended March 31, 2024. Cost of Biote branded dietary supplements increased $0.7 million for the three months ended March 31, 2025 primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the three months ended March 31, 2024.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2025 increased $3.8 million to $26.7 million, or 16.4%, compared to the three months ended March 31, 2024. This increase was due to a $0.7 million increase in marketing expenses due to increased activity on our e-commerce site with Amazon and other strategic marketing activities, compared to the three months ended March 31, 2024. Audit and tax services fees increased $0.6 million due to an increase in the scope of services related to business combinations, asset acquisitions and the complexity of tax matters that arose from legal settlements with two of our former owners. Legal expenses increased $0.6 million for the three months ended March 31, 2025, due to additional claims asserted by a former owner and expenses incurred to settle litigation with one of our vendors, compared to the three months ended March 31, 2024. Additionally, for the three months ended March 31, 2025, our bad debt expense increased $0.6 million due to an increase in aging receivables and the timing of collections at the end of the quarter and our merchant fees increased $0.2 million due to an increase in sales transactions, compared to the three months ended March 31, 2024.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025, increased $1.2 million to $2.9 million compared to the three months ended March 31, 2024. The increase was primarily a result of $1.1 million in accreted interest related to our share repurchase liability and a decrease in interest income earned on our money market account as a result of lower cash balances during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. These increases were partially offset by a decrease in interest expense on our Term Loan due to a lower principal balance and lower monthly interest rates during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Gain (Loss) from Change in Fair Value of Earnout Liabilities,

The change in fair value of the earnout liabilities was primarily due to an overall decrease in the earnout liabilities related to the Business Combination Agreement that resulted from the settlement of litigation with two of our former owners coupled with the change in the closing price of our Class A common stock during the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, the closing price of the Company’s Class A common stock decreased 46%, compared with an increase of 17% for the three months ended March 31, 2024.

Other Expense

The change in other expense for the three months ended March 31, 2025, compared with the three months ended March 31, 2024, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2025 decreased $0.8 million, compared to the three months ended March 31, 2024. This decrease in expense was primarily driven by a lower year to date and forecasted profit before tax, excluding certain non-includable items.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
(in thousands)		2025	2024
Net income (loss)		$15,839	$(5,726)
Interest expense, net(1)		2,905	1,660
Income tax expense		1,616	2,402
Depreciation and amortization(2)		857	750
Share-based compensation expense(3)	`	2,127	1,763
Litigation expenses-former owner(4)		150	601
Litigation-other(5)		465	70
Legal settlement and related expenses(6)		36	—
Transaction-related expenses(7)		—	45
Other expenses(8)		335	85
Merger and acquisition expenses(9)		110	419
(Gain) loss from change in fair value of earnout liabilities		(10,688)	12,089
Adjusted EBITDA		$13,752	$14,158

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account and short-term investment. For the three months ended March 31, 2025, interest expense, net included $1.1 million of accreted interest related to the share repurchase liability. There was no accreted interest for the three months ended March 31, 2024.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.01 million was included in cost of products for the three months ended March 31, 2025. There was no depreciation expense included in cost of products for the three months ended March 31, 2024.
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
(6)
Represents legal expenses incurred in connection with litigation settlement gains or losses.
(7)
Represents transaction costs including legal fees of $0.04 million during the three months ended March 31, 2024, which were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings. No such filing fees were incurred during the three months ended March 31, 2025.
(8)
Represents strategic consulting and legal expenses related to the recent CEO transition of $0.3 million and a realized foreign currency loss of less than $0.01 million for the three months ended March 31, 2025. Represents executive severance costs of $0.08 million and a realized foreign currency loss of less than $0.01 million for the three months ended March 31, 2024.
(9)
Represents legal fees and professional fees totaling $0.1 million incurred during the three months ended March 31, 2025 to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business.

Represents legal fees of $0.4 million and professional services fees of $0.1 million incurred during the three months ended March 31, 2024 related to our 2024 acquisitions.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $41.7 million and $39.3 million, respectively. Additionally, as of each March 31, 2025 and December 31, 2024, we had $50.0 million of Revolving Loans available under our Truist Credit Agreement.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$6,467	$7,372
Net cash used in investing activities	$(1,848)	$(12,176)
Net cash used in financing activities	$(2,257)	$(5,409)

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

Net cash provided by operating activities for the three months ended March 31, 2025 decreased $0.9 million to $6.5 million compared to cash provided by operating activities of $7.4 million for the three months ended March 31, 2024. Our cash flow from working capital for the three months ended March 31, 2025, was primarily impacted by a $2.4 million increase in cash used to fund accounts payable and a $1.5 million increase in cash used for accrued liabilities, which was driven by a $3.5 million legal settlement payment to one of our vendors during the three months ended March 31, 2025. The increase in cash used for accrued liabilities for the three months ended March 31, 2025 was partially offset by an increase in accrued professional fees for legal services, audit and tax services, and other general corporate expenses compared with the three months ended March 31, 2024. The decrease in net cash used by operating activities during the three months ended March 31, 2025 was partially offset by a $1.1 million decrease in Biote-branded dietary supplement inventory due to a 25.5% increase in dietary supplement revenue over the prior year period. This compares with a $0.2 million decrease in Biote-branded supplement inventory during the three months ended March 31, 2024, resulting in a $0.9 million incremental increase in cash for the 2025 period. Additionally, our accounts receivable increased during each of the three months ended March 31, 2025 and 2024; however, the increase in accounts receivable for the three months ended March 31, 2024 outweighed the increase for the three months ended March 31, 2025 providing $0.4 million in cash over the prior year period. The increase in accounts receivable for each of the three months ended March 31, 2025 and 2024 was attributed to a combination of the increase in total revenue for the comparative periods and the timing of collection efforts during each of the respective periods.

Investing Activities

Net cash used in investing activities decreased $10.3 million to $1.8 million for the three months ended March 31, 2025, compared to $12.2 million for the three months ended March 31, 2024. This decrease was principally driven by the acquisition of Asteria Health, Simpatra and BioSana during the three months ended March 31, 2024 and was partially offset by a $0.9 million increase in cash used to purchase leasehold improvements and other fixed assets that will be used at our 503B manufacturing facility.

Financing Activities

Net cash used in financing activities decreased $3.2 million to $2.3 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024. The decrease in our cash flow used in financing activities was primary driven by the repurchase of $4.1 million of our Class A common stock during the three months ended March 31, 2024, that did not reoccur during the three months ended March 31, 2025. This decrease was partially offset by a $0.6 million increase in distributions to our partners during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2024 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our 2024 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our enterprise resource planning system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement for the year ended December 31, 2024. In accordance with the terms of the settlement agreement, on February 28, 2025, the Company paid $3.5 million to Right Value. The remaining $1.5 million liability was included in accrued liabilities on the Company’s March 31, 2025 condensed consolidated balance sheet.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, the Company's outside legal counsel, and certain Company executive officers and directors (collectively, “Defendants”) by two trusts (“Plaintiffs”) that allegedly owned shares representing approximately 4.2% of the Company's outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment (“July 12, 2024 Litigation”).

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025. Briefing is scheduled to be completed by mid-July 2025.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15 2024

Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025. On April 15, 2025, the Dallas 5th District Court of Appeals reversed the temporary injunction, and it is no longer in place. Trial on the November 15 2024 Litigation is currently on the 101st Judicial District Court’s two-week docket beginning on April 27, 2026.

Gary S. Donovitz / NIL Litigation

On December 13, 2024, Dr. Gary S. Donovitz (“Donovitz”) filed suit against BioTE Medical alleging misappropriation of his name, image and likeness by BioTE and various of its approved practitioners (the “December 13, 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The December 13, 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. Because BioTE contends that, pursuant to a settlement agreement executed on April 23, 2024, Donovitz’s claims were required to be brought before former Delaware Chancery Court Chancellor Chandler, on December 17, 2024, BioTE filed an action against Donovitz in Delaware Chancery Court (the “December 17, 2024 Litigation”) seeking a preliminary and permanent injunction enjoining Donovitz from pursuing the December 13, 2024 Litigation in Texas. On December 18, 2024, following a hearing on Donovitz’s request for a temporary restraining order, the 101st Judicial District Court judge entered a temporary restraining order purporting to enjoin Biote and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business until a hearing could be held on Donovitz’s request for a temporary injunction. The temporary injunction hearing was set for December 27, 2024. Also on December 18, 2024, the Delaware Chancery Court issued a temporary restraining order precluding Donovitz from prosecuting the December 13, 2024 Litigation in Texas. On December 23, 2024, a hearing was held before Vice Chancellor Laster of the Delaware Chancery Court to determine if the Delaware temporary restraining order should be renewed.

Following the hearing, Vice Chancellor Laster entered an order renewing the Delaware temporary restraining order as a preliminary injunction which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on December 27, 2024, a hearing was held before the 101st Judicial District Court of Dallas County on Donovitz’s application for a temporary injunction. Following the hearing, the 101st Judicial District Court entered a temporary injunction continuing to enjoin BioTE and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business. BioTE has appealed the entry of the temporary injunction entered by the 101st Judicial District Court. Briefing on the appeal in the December 13, 2024 Litigation was completed on April 14, 2025, and the appeal is scheduled to be submitted to the Dallas 5th District Court of Appeals without oral argument on May 13, 2025. Donovitz filed a request to appeal regarding the Delaware order renewing temporary restraining order as a preliminary injunction. The Delaware Supreme Court accepted that interlocutory appeal, and the opening brief was filed April 2, 2025. Briefing is scheduled to be completed by mid-June 2025.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A of our 2024 Form 10-K. Our risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. In particular, we source estradiol from China and trocars from Pakistan, and the tariffs may increase the costs of obtaining such materials. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report and in our 2024 Form 10-K.

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

3.2	Amended and Restated Bylaws of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on February 22, 2023).
10.1#*	Non-Employee Director Compensation Policy.
10.2#

Transition and Separation Agreement, dated January 30, 2025, by and between BioTE Medical, LLC and Teresa S. Weber (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed with the SEC on March 14, 2025).

10.3#

Consulting Agreement, dated January 30, 2025, by and between BioTE Medical, LLC and Teresa S. Weber (d/b/a ProTech & Associates) (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed with the SEC on March 14, 2025).

10.4#

Employment Agreement, effective February 1, 2025, by and between BioTE Medical, LLC and Bret Christensen (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed with the SEC on March 14, 2025).

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

BIOTE CORP.

Date: May 9, 2025	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)