Form 10-Q
period 2025-06-30
biote Corp.
filed 2025-08-08
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 33,280,227 shares of Class A common stock, $0.0001 par value per share, outstanding and 16,158,576 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on March 14, 2025 and Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as supplemented by other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,601	$39,342
Accounts receivable, net	9,075	7,631
Inventory, net	12,132	14,845
Other current assets	8,696	6,309
Total current assets	49,504	68,127
Property and equipment, net	9,928	6,973
Capitalized software, net	3,582	3,877
Goodwill	5,833	5,833
Intangible assets, net	4,883	5,500
Operating lease right-of-use assets	2,978	3,246
Deferred tax assets, net	28,018	28,742
Other non-current assets	72	72
Total assets	$104,798	$122,370

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,863	$5,813
Accrued expenses	8,983	11,293
Term loan, current	6,250	6,250
Deferred revenue, current	3,052	2,961
Earnout liabilities, current	—	100
Operating lease liabilities, current	557	523
Share repurchase liabilities, current	27,832	24,574
Total current liabilities	50,537	51,514
Term loan, net of current portion	98,486	101,199
Deferred revenue, net of current portion	1,402	1,553
Operating lease liabilities, net of current portion	2,601	2,890
Share repurchase liabilities, net of current portion	17,947	44,300
Other non-current liability	—	1,500
TRA liability	4,386	4,479
Earnout liabilities, net of current portion	8,279	17,135
Total liabilities	183,638	224,570
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 33,280,227 and 33,073,277, shares issued, 31,692,727 and 31,485,777 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 and 7,249,879 shares issued, 5,221,653 and 5,221,653 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(79,478)	(100,297)
Accumulated other comprehensive loss	(30)	(35)
Treasury stock, at cost	(5,600)	(5,600)
biote Corp.’s stockholders’ deficit	(85,104)	(105,928)
Noncontrolling interest	6,264	3,728
Total stockholders’ deficit	(78,840)	(102,200)
Total liabilities and stockholders’ deficit	$104,798	$122,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$47,657	$48,111	$94,682	$94,146
Service revenue	1,206	1,058	3,173	1,827
Total revenue	48,863	49,169	97,855	95,973
Cost of revenue
Cost of products	12,811	14,500	24,465	27,387
Cost of services	1,064	861	2,020	1,426
Cost of revenue	13,875	15,361	26,485	28,813
Selling, general and administrative	24,223	27,575	50,915	50,500
Income from operations	10,765	6,233	20,455	16,660
Other income (expense), net:
Interest expense, net	(2,852)	(2,577)	(5,757)	(4,237)
Gain (loss) from change in fair value of earnout liabilities	(1,832)	(13,949)	8,856	(26,038)
Other expenses	(6)	(2)	(24)	(4)
Total other income (expense), net	(4,690)	(16,528)	3,075	(30,279)
Income (loss) before provision for income taxes	6,075	(10,295)	23,530	(13,619)
Income tax expense	2,150	73	3,766	2,475
Net income (loss)	3,925	(10,368)	19,764	(16,094)
Less: Net income (loss) attributable to noncontrolling interest	740	(3,281)	2,861	(4,846)
Net income (loss) attributable to biote Corp. stockholders	$3,185	$(7,087)	$16,903	$(11,248)

Other comprehensive income (loss):
Foreign currency translation adjustments	9	(1)	5	(2)
Other comprehensive income (loss)	9	(1)	5	(2)
Comprehensive income (loss)	$3,934	$(10,369)	$19,769	$(16,096)

Net income (loss) per common share
Basic	$0.10	$(0.21)	$0.54	$(0.33)
Diluted	$0.10	$(0.21)	$0.46	$(0.33)
Weighted average common shares outstanding
Basic	31,625,485	33,072,156	31,556,017	34,185,578
Diluted	31,743,162	33,072,156	36,959,274	34,185,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2024	31,485,777	$3	5,221,653	$1	$—	$(100,297)	$(35)	$(5,600)	$(105,928)	$3,728	$(102,200)

Distributions	—	—	—	—	—	—	—	—	—	(694)	(694)
Net income	—	—	—	—	—	13,718	—	—	13,718	2,121	15,839
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Share-based compensation	—	—	—	—	—	2,127	—	—	2,127	—	2,127
TRA liability	—	—	—	—	—	106	—	—	106	—	106

Balance at March 31, 2025	31,485,777	$3	5,221,653	$1	$—	$(84,346)	$(39)	$(5,600)	$(89,981)	$5,155	$(84,826)

Distributions	—	—	—	—	—	—	—	—	—	(887)	(887)
Net income	—	—	—	—	—	3,185	—	—	3,185	740	3,925
Other comprehensive income (loss)	—	—	—	—	—	—	9	—	9	—	9
Share-based compensation	—	—	—	—	—	2,186	—	—	2,186	—	2,186
Vesting of RSUs	24,039	—	—	—	—	(566)	—	—	(566)	566	—
Issuance of stock under purchase plans	21,595	—	—	—	—	58	—	—	58	14	72
Exercise of stock options	64,040	—	—	—	—	(436)	—	—	(436)	662	226
Shares issued in connection with acquisition	97,276	—	—	—	—	(14)	—	—	(14)	14	—
TRA liability	—	—	—	—	—	455	—	—	455	—	455

Balance at June 30, 2025	31,692,727	$3	5,221,653	$1	$—	$(79,478)	$(30)	$(5,600)	$(85,104)	$6,264	$(78,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(2,112)	(2,112)
Net loss	—	—	—	—	—	(4,161)	—	—	(4,161)	(1,565)	(5,726)
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)	(3)	(5)
Share-based compensation	—	—	—	—	—	1,763	—	—	1,763	—	1,763
Vesting of RSUs	177,843	—	—	—	—	(90)	—	—	(90)	90	—
Exercise of stock options	80,598	—	—	—	—	(931)	—	—	(931)	1,255	324
Class A common stock repurchased	(740,921)	—	—	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Shares issued in connection with acquisition	291,829	—	—	—	—	879	—	—	879	695	1,574

Balance at March 31, 2024	34,064,232	$3	28,819,066	$3	$—	$(31,931)	$(14)	$(4,088)	$(36,027)	$(8,789)	$(44,816)

Distributions	—	—	—	—	—	—	—	—	—	(2,091)	(2,091)
Net loss	—	—	—	—	—	(7,087)	—	—	(7,087)	(3,281)	(10,368)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	2,841	—	—	2,841	—	2,841
Vesting of RSUs	215,190	—	—	—	—	(17,759)	(7)	—	(17,766)	17,766	—
Issuance of stock under purchase plans	35,698	—	—	—	—	(725)	—	—	(725)	871	146
Exercise of stock options	63,503	—	—	—	—	(2,549)	(1)	—	(2,550)	2,788	238
Class A common stock repurchased	(256,043)	—	—	—	—	—	—	(1,511)	(1,511)	—	(1,511)
Shares issued in connection with acquisition		—	—	—	—	267	—	—	267	—	267
Exchanges of Class V voting stock	1,946,408	—	(1,946,408)	—	—	3,656	2	—	3,658	(3,658)	—
Legal Settlement - Repurchase of Shares	(5,075,090)	—	(21,651,005)	(2)	—	(126,498)	1	(1)	(126,500)	(1,916)	(128,416)
Legal Settlement - Liabilities	—	—	—	—	—	41,424	—	—	41,424	—	41,424
TRA liability	—	—	—	—	—	829	—	—	829	—	829

Balance at June 30, 2024	30,993,898	$3	5,221,653	$1	$—	$(137,532)	$(22)	$(5,600)	$(143,150)	$1,690	$(141,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$19,764	$(16,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,767	1,626
Bad debt expense	962	838
Amortization of debt issuance costs	412	404
Provision for obsolete inventory	1,100	42
Non-cash lease expense	268	180
Non-cash interest on share repurchase liability	1,986	493
Share-based compensation expense	4,313	4,604
(Gain) loss from change in fair value of earnout liabilities	(8,856)	26,038
Deferred income taxes	1,285	—
Changes in operating assets and liabilities:
Accounts receivable	(2,406)	(1,684)
Inventory	1,613	(192)
Other assets	(2,387)	818
Accounts payable	(1,950)	1,490
Deferred revenue	(60)	379
Accrued expenses	(3,910)	(1,453)
Payments pursuant to TRA	(93)	—
Operating lease liabilities	(255)	(170)
Net cash provided by operating activities	13,553	17,319
Investing Activities
Purchases of property and equipment	(3,439)	(3,210)
Purchases of capitalized software	(371)	(692)
Acquisitions, net of cash acquired	—	(11,611)
Net cash used in investing activities	(3,810)	(15,513)
Financing Activities
Repurchases of Class A common stock	—	(5,599)
Borrowings on revolving loans	—	10,000
Principal repayments on term loan	(3,125)	(3,125)
Payments on repurchase liability	(25,081)	(62,162)
Proceeds from exercise of stock options	226	562
Issuance of stock under purchase plan	72	146
Distributions	(1,581)	(4,203)
Net cash used in financing activities	(29,489)	(64,381)
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Net decrease in cash and cash equivalents	(19,741)	(62,583)
Cash and cash equivalents at beginning of period	39,342	89,002
Cash and cash equivalents at end of period	$19,601	$26,419
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,022	$3,972
Cash paid for income taxes	$2,508	$2,207
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$—	$85
Shares issued to acquire Simpatra	$—	$1,841

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

The unaudited condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in selling, general and administrative expense related to Asteria Health have been reclassified to cost of products in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2024, for comparative purposes to conform with the current year presentation. This reclassification had no impact on net loss for the three and six months ended June 30, 2024.

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions used for determining the collectability of accounts receivable, inventory valuations, fair value of long-lived assets, goodwill valuations, contingent liability valuations and share-based compensation. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the entire year.

Revision of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of its financial statements for the quarter ended June 30, 2024, the Company identified certain errors in the calculations used to record activity and balances related to noncontrolling interest. The impact of the errors was an overstatement of net loss attributable to noncontrolling interest of $0.9 million and $3.0 million for the three and six months ended June 30, 2024, respectively.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated quantitative and qualitative factors and determined that impacts were not material, individually or in the aggregate, to the Company’s previously issued interim condensed consolidated financial statements. As a result, the Company has revised its prior period condensed consolidated financial statements and related disclosures for the second quarter of fiscal 2024 to correct the errors. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued June 30, 2024 unaudited condensed consolidated balance sheet and its unaudited condensed consolidated statement of operations and comprehensive income (loss), its unaudited condensed consolidated statement of shareholders’ equity (deficit) and its unaudited statement of cash flows for the three and six months ended June 30, 2024 is provided below.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Liabilities and Stockholders’ Deficit
Accrued expenses	$6,899	$(191)	$6,708
Accumulated deficit	(137,723)	191	(137,532)
biote Corp.’s stockholders’ deficit	(143,341)	191	(143,150)
Noncontrolling interest	$1,690	$—	$1,690

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Income tax expense	$180	$(107)	$73
Net loss	(10,475)	107	(10,368)
Less: Net loss attributable to noncontrolling interest	(4,153)	872	(3,281)
Net loss attributable to biote Corp.	$(6,322)	$(765)	$(7,087)

Basic	$(0.19)	$(0.02)	$(0.21)
Diluted	$(0.19)	$(0.02)	$(0.21)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	Six Months Ended June 30, 2024
		Adjustment
(in thousands)	As Previously Reported	Noncontrolling Interest Re-allocation	As Revised
Income tax expense	$2,666	$(191)	$2,475
Net loss	(16,285)	191	(16,094)
Less: Net loss attributable to noncontrolling interest	(7,893)	3,047	(4,846)
Net loss attributable to biote Corp.	$(8,392)	$(2,856)	$(11,248)

Basic	$(0.25)	$(0.08)	$(0.33)
Diluted	$(0.25)	$(0.08)	$(0.33)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)

				Total		Total
				Stockholders’		Stockholders’
				Deficit		Deficit	Non-		Non-
	Accumulated	Adjustment	Accumulated	Attributable to	Adjustment	Attributable to	controlling	Adjustment	controlling
	Deficit	Noncontrolling Interest	Deficit	biote Corp.	Noncontrolling Interest	biote Corp.	Interest	Noncontrolling Interest	Interest
(in thousands)	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised	As Previously Reported	Re-allocation	As Revised
Balance at December 31, 2023	$(29,391)	$—	(29,391)	$(29,397)	$—	$(29,397)	$(7,149)	$—	$(7,149)

Distributions	—	—	—	—	—	—	(2,112)	—	(2,112)
Net loss	(2,070)	(2,091)	(4,161)	(2,070)	(2,091)	(4,161)	(3,740)	2,175	(1,565)
Other comprehensive income (loss)	—	—	—	(2)	—	(2)	(3)	—	(3)
Share-based compensation	1,763	—	1,763	1,763	—	1,763	—	—	—
Vesting of RSUs	(155)	65	(90)	(155)	65	(90)	155	(65)	90
Exercise of stock options	(1,831)	900	(931)	(1,831)	900	(931)	2,155	(900)	1,255
Class A common stock repurchased	—	—	—	(4,088)	—	(4,088)	—	—	—
Shares issued in connection with acquisition	381	498	879	381	498	879	1,193	(498)	695

Balance at March 31, 2024	$(31,303)	$(628)	$(31,931)	$(35,399)	$(628)	$(36,027)	$(9,501)	$712	$(8,789)

Distributions	—	—	—	—	—	—	(2,091)	—	(2,091)
Net loss	(6,322)	(765)	(7,087)	(6,322)	(765)	(7,087)	(4,153)	872	(3,281)
Other comprehensive income (loss)	—	—	—	(3)	—	(3)	—	—	—
Share-based compensation	2,841	—	2,841	2,841	—	2,841	—	—	—
Vesting of RSUs	(19,536)	1,777	(17,759)	(19,543)	1,777	(17,766)	19,543	(1,777)	17,766
Issuance of stock under purchase plans	(812)	87	(725)	(812)	87	(725)	958	(87)	871
Exercise of stock options	(2,827)	278	(2,549)	(2,828)	278	(2,550)	3,066	(278)	2,788
Class A common stock repurchased	—	—		(1,511)	—	(1,511)	—	—	—
Shares issued in connection with acquisition	267	—	267	267	—	267	—	—	—
Exchanges of Class V voting stock	4,022	(366)	3,656	4,024	(366)	3,658	(4,024)	366	(3,658)
Legal Settlement - Repurchase of Shares	(126,306)	(192)	(126,498)	(126,308)	(192)	(126,500)	(2,108)	192	(1,916)
Legal Settlement - Liabilities	41,424	—	41,424	41,424	—	41,424	—	—	—
TRA liability	829	—	829	829	—	829	—	—	—

Balance at June 30, 2024	$(137,723)	$191	$(137,532)	$(143,341)	$191	$(143,150)	$1,690	$—	$1,690

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months Ended June 30, 2024
		Adjustment
	As previously Reported	Noncontrolling Interest Re-allocation	As Revised
Operating Activities
Net income (loss)	$(16,285)	$191	$(16,094)
Accrued expenses	(1,262)	(191)	(1,453)
Net cash provided by operating activities	$17,319	$—	$17,319

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

Other Current Assets—Total other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$4,487	$3,322
Advances	4,028	2,805
Income tax receivable	97	71
Other assets	84	111
Total other current assets	$8,696	$6,309

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

During the second quarter of 2025, the Company repurchased approximately 5.5 million shares of its Class V voting stock for $25.1 million, pursuant to settlement agreements with certain former shareholders, and reduced its share repurchase liability by the same amount.

Defined Contribution Retirement Plan—Effective January 1, 2021, the Company offers participation in the BioTE Medical, LLC (“BioTE Medical”) 401(k) Plan (the “401(k) Plan”), a defined contribution plan providing retirement benefits to eligible employees. Eligible employees may contribute a portion of their annual compensation to the 401(k) Plan, subject to the maximum annual amounts as set periodically by the Internal Revenue Service. The Company makes a safe harbor, non-elective contribution to the 401(k) Plan equal to 3% of each participant’s eligible employee compensation. Safe harbor contributions vest immediately for each participant.

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million during each of the three months ended June 30, 2025 and 2024 and $0.4 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of June 30, 2025 and December 31, 2024, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from three vendors totaled 78.8% and two vendors totaled 66.9% for the three months ended June 30, 2025 and 2024, respectively. Inventory purchases from four vendors totaled 91.9% and two vendors totaled 68.2% for the six months ended June 30, 2025 and 2024, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and six months ended June 30, 2025 and 2024. The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of June 30, 2025 and December 31, 2024.

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

Costs incurred to purchase Asteria Health were recognized as expenses in the period in which the costs were incurred. During the six months ended June 30, 2024, the Company incurred $0.4 million in acquisition-related costs, consisting primarily of legal and consulting costs and were included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Simpatra, LLC

On January 2, 2024, the Company executed an asset purchase agreement with Simpatra, LLC (“Simpatra”) to purchase certain intellectual property and intellectual property rights. As consideration, the Company paid $1.5 million in cash payments and 389,105 shares of the Company’s Class A common stock, of which 97,276 shares were being held for a period of approximately 15 months, pursuant to the asset purchase agreement, to cover certain representations and warranties. These remaining shares were issued during the second quarter of 2025. Additionally, the agreement provides for a future earnout payment of 194,553 shares of the Company’s Class A common stock upon achieving certain financial targets over a four-year period. The fair value of future earnout payment on the acquisition date was approximately $0.3 million, which is included in the total consideration. The Company accounted for the acquisition of Simpatra as an asset purchase.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Pellet procedures	$35,205	$38,418	$71,247	$75,807
Dietary supplements	10,749	8,241	20,019	15,630
Disposable trocars	1,229	1,114	2,404	2,141
Shipping fees and other	474	338	1,012	568
Product revenue	47,657	48,111	94,682	94,146

Training	333	298	659	572
Contract-term services	338	290	673	564
Other	535	470	1,841	691
Service revenue	1,206	1,058	3,173	1,827
Total revenue	$48,863	$49,169	$97,855	$95,973

Revenue recognized by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$47,405	$47,568	$94,184	$93,224
All other	252	543	498	922
Product revenue	47,657	48,111	94,682	94,146

United States	1,206	1,058	3,173	1,827
All other	—	—	—	—
Total revenue	$48,863	$49,169	$97,855	$95,973

Significant changes in contract liability balances were as follows:

	Six Months Ended June 30,
	2025		2024
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(966)	$—	$(1,117)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,232	707	1,867	901
Transfers between current and non-current liabilities due to the expected revenue recognition period	778	(778)	748	(748)
Total increase (decrease) in contract liabilities	$1,044	$(71)	$1,498	$153

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

Consideration allocated to performance obligations was as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Unsatisfied training obligations – Current	$101	$16
Unsatisfied contract-term services – Current	1,572	1,704
Unsatisfied contract-term services – Long-term	964	1,054
Total allocated to unsatisfied contract-term services	2,536	2,758
Unsatisfied pellet procedures – Current	1,379	1,241
Unsatisfied pellet procedures – Long-term	438	499
Total allocated to unsatisfied pellet procedures	1,817	1,740
Total deferred revenue – Current	$3,052	$2,961
Total deferred revenue – Long-term	$1,402	$1,553

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and six months ended June 30, 2025 and 2024.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Product inventory – Pellets	$7,635	$7,168
Pellets in process	244	295
Raw materials	381	1,051
Less: Obsolete and expired pellet allowance	(2,631)	(1,690)
Pellet inventory, net	5,629	6,824
Product inventory – Dietary supplements	6,762	8,121
Less: Obsolete and expired dietary supplement allowance	(259)	(100)
Dietary supplement inventory, net	6,503	8,021
Inventory, net	$12,132	$14,845

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Trocars	$4,644	$4,644
Leasehold improvements	8,809	3,251
Office equipment	350	253
Compounding equipment	389	252
Computer software	140	140
Furniture and fixtures	475	285
Computer equipment	483	327
Construction in process	1,527	4,226
Property and equipment	16,817	13,378
Less: Accumulated depreciation	(6,889)	(6,405)
Property and equipment, net	$9,928	$6,973

Depreciation expense reflected in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was $0.2 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense reflected in cost of products in the unaudited condensed consolidated statements of operation and comprehensive income (loss) was $0.06 million and $0.07 million for the three and six months ended June 30, 2025, respectively, and $0.01 million for each of the three and six months ended June 30, 2024, respectively. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Website costs	$10,130	$9,812
Development in process	276	223
Less: Accumulated amortization	(6,824)	(6,158)
Capitalized software, net	$3,582	$3,877

Total amortization expense for capitalized software was $0.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. Total amortization expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2025			December 31, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value
Customer relationships	$2,260	$(406)	$1,854	$2,260	$(255)	$2,005
Developed technology	4,006	(1,202)	2,804	4,006	(801)	3,205
Non-compete agreement	230	(95)	135	230	(58)	172
Trade names	165	(75)	90	165	(47)	118
Total intangible assets	$6,661	$(1,778)	$4,883	$6,661	$(1,161)	$5,500

Definite Lived Intangible Asset Amortization

Total amortization expense related to acquired definite lived intangible assets was $0.3 million for each of the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively. The estimated amortization expense for each of the next five years is as follows:

As of June 30,	(in thousands)
2025 (remaining six months)	$617
2026	1,234
2027	1,128
2028	1,102
2029	164
Thereafter	638
Total	$4,883

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued professional fees	$1,238	$638
Accrued employee-related costs	4,198	5,645
Legal settlement accrual	1,500	3,500
Other	2,047	1,510
Accrued expenses	$8,983	$11,293

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At June 30, 2025, the interest rate charged to the Company was approximately 7.18%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during the three and six months ended June 30, 2025. The Company drew $10.0 million under the Revolving Loans during the three and six months ended June 30, 2024 and repaid the amount outstanding on October 4, 2024. At June 30, 2025, the Company had $50 million available under its Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. As of June 30, 2025, the Company was in compliance with all required financial covenants associated with the Credit Agreement.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the unaudited condensed consolidated balance sheets net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended June 30, 2025 and 2024 and $0.4 million for each of the six months ended June 30, 2025 and 2024, respectively.

Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Term loan	$106,250	$109,375
Less: Current portion	(6,250)	(6,250)
	100,000	103,125
Less: Unamortized debt issuance costs	(1,514)	(1,926)
Term loan, net of current portion	$98,486	$101,199

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of June 30,	(in thousands)
2025 (remaining six months)	3,125
2026	6,250
2027	96,875
$106,250

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$8,279	$8,279

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$17,235	$17,235

There were no movements between levels during the three and six months ended June 30, 2025.

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

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	June 30, 2025	December 31, 2024
Stock price	$4.02	$6.18
Risk-free rate	3.7%	4.2%
Volatility	71.6%	75.0%
Term (in years)	1.9	2.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

	As of
	June 30, 2025	December 31, 2024
Stock price	$4.02	$6.18
Risk-free rate	3.7%	4.3%
Equity volatility	63.0%	68.5%
Revenue volatility	54.8%	53.9%
Revenue discount rate	14.8%	14.6%
Correlation factor	5.0%	5.0%
Term (in years)	2.5	3.0

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2024	$17,235
Settlement	(75)
Gain on asset acquisition	(25)
Gain from change in fair value	(8,856)
Fair value as of June 30, 2025	$8,279

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of June 30, 2025, Biote’s ownership of Holdings was approximately 87.9%. The portion of the consolidated subsidiaries not owned by Biote and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of Biote, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of Biote, non-controlling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the six months ended June 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(444,783)	$7.72
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	266,849	$3.72
Forfeited	(29,879)	$3.25
Vested	(24,039)	$5.57
RSUs outstanding at June 30, 2025	282,758	$3.84

The Company recognized share-based compensation expense of $0.3 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.8 million during the six months ended June 30, 2025 and 2024, respectively, in each case related to RSUs. As of June 30, 2025, the Company had $0.5 million of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.75 years.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the six months ended June 30, 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,200,766	$5.43
Exercised	(556,515)	$4.29
Forfeited	(1,475,396)	$4.99
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	4,228,627	$3.97
Exercised	(64,040)	$3.53
Forfeited	(1,329,073)	$4.59
Options outstanding at June 30, 2025	13,146,085	$4.68	8.2
Options exercisable at June 30, 2025	4,893,930	$4.75	6.9

The Company recognized share-based compensation expense of $1.8 million and $2.3 million during the three months ended June 30, 2025 and 2024, respectively, and $3.9 million and $3.7 million during the six months ended June 30, 2025 and 2024, respectively, related to stock options. As of June 30, 2025, there was $21.2 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.72 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2025 were as follows:

June 30,
2025
Expected term (in years)	6.0
Volatility	62.4%
Risk-free rate	4.0%
Dividend yield	0.0%

Stock Purchase Plan

On May 26, 2022, the Company’s Board of Directors approved the 2022 Employee Stock Purchase Plan (the “ESPP”). The maximum number of shares of the Company’s Class A common stock that may be issued under the ESPP is equal to the sum of 797,724 shares (the “Initial Share Reserve”) of the Company’s Class A common stock plus the number of shares of the Company’s Class A common stock that may be added to the ESPP annually each year for a period of up to 10 years. Additional shares added to the ESPP on an annual basis is equal to the lesser of 1% of the total number of shares of the Company’s capital stock on the last day of the immediately preceding calendar year and the Initial Share Reserve.

The Company recognized share-based compensation expense of $0.01 million and $0.03 million for the three and six months ended June 30, 2025, respectively, and $0.06 million for each of the three and six months ended June 30, 2024, related to the ESPP. As of June 30, 2025, 118,712 cumulative shares had been purchased under the ESPP.

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

On September 11, 2024, the Company entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that is used by Asteria Health to expand its compounded bioidentical hormones manufacturing facility capabilities.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease expense	$193	$171	$385	$297
Total lease cost	$193	$171	$385	$297

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$187	$142	$373	$257
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$324	$1,779	$324

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	June 30,	December 31,
(in thousands)	2025	2024
Lease assets
Operating lease right-of-use assets	$2,978	$3,246
Total lease assets	$2,978	$3,246

Lease liabilities
Current:
Operating lease liabilities	$557	$523
Non-current:
Operating lease liabilities	2,601	2,890
Total lease liabilities	$3,158	$3,413

Weighted-average remaining lease term — operating leases (years)	5.93	6.30
Weighted-average discount rate — operating leases	7.15%	7.20%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of June 30,	(in thousands)
2025 (remaining six months)	$375
2026	774
2027	801
2028	701
2029	185
Thereafter	1,021
Total lease payments	3,857
Less: Interest	(699)
Present value of lease liabilities	$3,158

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. No exchanges of units occurred during the three and six months ended June 30, 2025. During the year ended December 31, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $2.2 million and $0.07 million for the three months ended June 30, 2025 and 2024, respectively, and $3.8 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance on its foreign deferred tax assets as of June 30, 2025. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the Company is currently evaluating the provisions of the Act including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. At this time, the financial impact of the new legislation cannot be reasonably estimated.

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

As of June 30, 2025, the remaining balance of the repurchase program was $14.4 million.

18.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$3,185	$(7,087)	$16,903	$(11,248)
Denominator:
Weighted average shares outstanding - basic	31,625,485	33,072,156	31,556,017	34,185,578
Effect of dilutive securities	117,677	—	5,403,257	—
Weighted average shares outstanding - diluted	31,743,162	33,072,156	36,959,274	34,185,578
Net income (loss) per common share
Basic	$0.10	$(0.21)	$0.54	$(0.33)
Diluted	$0.10	$(0.21)	$0.46	$(0.33)

Net income (loss) per common share information for the three and six months ended June 30, 2025 and 2024 reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income (loss) per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	—	121,577	—	121,577
Stock Options	13,146,085	11,615,972	10,815,887	11,615,972
Class V Voting Stock	5,221,653	5,221,653	—	5,221,653
Member Earnout Units	2,028,226	2,028,226	2,028,226	2,028,226
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	21,983,464	20,574,928	14,431,613	20,574,928

19.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations.

Right Value Litigation

On January 30, 2024, a lawsuit was filed in the 162nd Judicial District Court of Dallas County, Texas (the “District Court of Dallas County”) against the Company by Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop n/k/a Carie Boyd Pharmaceuticals (“Right Value”). The lawsuit generally alleges breach of contract, fraud, and declaratory judgment (“Right Value Litigation”). The Company has brought counterclaims against Right Value generally for fraud, breach of contract, and quantum meruit.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement for the year ended December 31, 2024. In accordance with the terms of the settlement agreement, on February 28, 2025, the Company paid $3.5 million to Right Value. The remaining $1.5 million liability was included in accrued liabilities on the Company’s June 30, 2025 condensed consolidated balance sheet.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025, and the parties have completed their briefing.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15, 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15, 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025. On April 15, 2025, the Dallas 5th District Court of Appeals reversed the temporary injunction, and it is no longer in place. On May 23, 2025, Latch filed a motion for partial summary judgment as to liability on the breach of contract claim. Briefing was completed on that motion, and a hearing was held, but no ruling has yet been issued. Trial on the November 15 2024 Litigation is currently on the 101st Judicial District Court’s two-week docket beginning on April 27, 2026.

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

Following the hearing, Vice Chancellor Laster entered an order renewing the Delaware temporary restraining order as a preliminary injunction which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on December 27, 2024, a hearing was held before the 101st Judicial District Court of Dallas County on Donovitz’s application for a temporary injunction. Following the hearing, the 101st Judicial District Court entered a temporary injunction continuing to enjoin BioTE and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business. BioTE appealed the entry of the temporary injunction entered by the 101st Judicial District Court. Briefing on the appeal in the December 13, 2024 Litigation was completed on April 14, 2025, and the appeal was scheduled to be submitted to the Dallas 5th District Court of Appeals without oral argument on May 13, 2025. On January 20, 2025, Vice Chancellor Laster converted the Delaware preliminary injunction back to a temporary restraining order.

Donovitz filed a request to appeal regarding the Delaware temporary restraining order. The Delaware Supreme Court accepted that interlocutory appeal, and the opening brief was filed April 2, 2025. The briefing was completed on May 19, 2025.

On July 11, 2025, Vice Chancellor Laster entered another temporary restraining order which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on July 18, 2025, Donovitz removed the action to the United States District Court for the District of Delaware. BioTE has sought to remand the case back to the Delaware Chancery Court, but briefing on that motion has not yet been completed. The parties have agreed that the Delaware temporary restraining order will remain in force until the motion to remand is resolved and hearing is held on whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction.

Inventory Purchase Commitments

Purchase obligations, which include legally binding contracts such as firm minimum commitments for inventory purchases are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of June 30, 2025, the Company had inventory purchase commitments of $5.8 million, which are expected to be paid by December 31, 2025. The Company expects the remaining inventory purchase commitments of $6.3 million to be paid by December 31, 2026. As of December 31, 2024, the Company did not have any inventory purchase commitments.

The Company issues inventory purchase orders in the ordinary course of business, which represent authorizations to purchase inventory from a vendor rather than a binding agreement. Accordingly, purchase orders for inventory are excluded from the obligation above. The Company’s purchase orders are based on its current inventory needs and are filled by the Company’s suppliers within a short period of time.

Tax Distributions

To the extent the Company has funds legally available, the board of directors generally will cause Holdings to make distributions to each holder of Holdings Units (including Biote) on a quarterly basis, in an amount per Holdings Unit that, when added to all other distributions made to such holder with respect to the previous calendar year, equals the estimated federal and state income tax liabilities (calculated at certain assumed rates) applicable to such holder as the result of its, his or her ownership of the Holdings Units and the associated net taxable income allocated with respect to such units for the previous calendar year.

20.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provides that Ms. Weber will serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.06 million and $0.1 million during the three and six months ended June 30, 2025, respectively.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company did not purchase any inventory from this vendor during the three months ended June 30, 2025 and purchased $0.3 million from this vendor during the three months ended June 30, 2024. The Company purchased $0.08 million and $0.3 million from this vendor during the six months ended June 30, 2025 and 2024, respectively. No amounts were due to the vendor as of June 30, 2025 and December 31, 2024, respectively.

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

The Company engaged the services of the brother-in-law of its former Chief Executive Officer through a consulting firm that is wholly owned by Mr. Andy Thacker. Mr. Thacker had been engaged for various projects such as information technology projects and project management. The Company did not pay any compensation to the consulting firm during each of the three and six months ended June 30, 2025 and the three months ended June 30, 2024. The Company paid the consulting firm $0.03 million during the six months ended June 30, 2024. The Company did not have any amounts due to the consulting firm at June 30, 2025 and December 31, 2024. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs during the six months ended June 30, 2024.

21.
SEGMENTS

Segment Information—Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment. The Company’s Chief Operating Decision Maker ("CODM") is the Chief Executive Officer and reviews financial information presented on a consolidated basis. The CODM uses information about the Company’s consolidated net income (loss) to allocate operating and capital resources and assesses performance of the business by comparing actual net income (loss) results to historical results and previously forecasted financial information. The CODM does not regularly review financial information for individual revenue streams, sales channels, or geographic regions that would allow decisions to be made about the allocation of resources or performance. The Company generates substantially all of its revenue from long-term service agreements and sales of Biote-branded dietary supplements.

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total Revenue	$48,863	$49,169	$97,855	$95,973
Costs and Expenses:
Cost of revenue	13,875	15,361	26,485	28,813
General and administrative	4,771	6,055	11,039	10,749
Marketing expense	2,182	1,770	4,519	3,381
Employee-related costs	12,795	13,708	25,460	25,765
Depreciation and amortization	849	864	1,695	1,614
Other income expense, net	4,690	16,528	(3,075)	30,279
Income tax expense	2,150	73	3,766	2,475
Other segment items(1)	3,626	5,178	8,202	8,991
Net income (loss)	$3,925	$(10,368)	$19,764	$(16,094)

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $48.6 million for each of the three months ended June 30, 2025 and 2024, respectively, $97.4 million and $95.1 million for the six months ended June 30, 2025 and 2024, respectively. See Note 4 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the consolidated balance sheets were located in the U.S.

22.
RESTRUCTURING

On May 1, 2025, the Board of Directors of the Company approved an organizational restructuring plan (the “Plan”) to reduce its workforce and was designed to improve financial performance, reinvest in corporate growth activities and create a more efficient organization. The workforce reduction of approximately 15 employee roles was focused primarily on the Company’s commercial organization and corporate overhead, including senior leadership and represented approximately 7.2% of the Company’s workforce. As of June 30, 2025, separations related to the Plan were complete.

As a result of the Plan, the Company recorded a one-time expense of $0.6 million, which was included in selling, general and administrative expenses on the unaudited condensed consolidated statement of earnings and comprehensive income (loss) for the three and six months ended June 30, 2025. A majority of the one-time expense incurred under the Plan was due to employee severance payments and related legal fees, of which, $0.4 million was paid during the second quarter of 2025. The remaining payments associated with this one-time expense of $0.2 million were included in accrued liabilities on the June 30, 2025 unaudited condensed consolidated balance sheet. The Company does not expect to incur any material additional costs in subsequent periods in connection with the Plan.

23.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2025, the date of these unaudited condensed consolidated financial statements, through August 8, 2025, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” in the 2024 Form 10-K, as supplemented by the risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2025. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 25 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. Our direct-to-patient eCommerce platform enables practitioners to invite their patients to buy Biote-branded dietary supplements online via our online store. In addition to our direct-to-patient eCommerce platform, our Biote-branded dietary supplements are also offered through our eCommerce platform with Amazon.

A portion of the bioidentical hormone pellets used by Biote-certified practitioners are manufactured by our 503B compounding pharmacy, Asteria Health; therefore, in order to meet demand we have agreements with AnazaoHealth and Carie Boyd each of which are FDA registered 503B outsourcing facilities. Bioidentical hormone pellets are shipped directly to Biote-certified practitioners. Custody of the pellets is with Biote-certified practitioners. However, the bioidentical hormone pellets are recorded as inventory on our unaudited condensed consolidated balance sheets from the date of shipment until the point in time they are dispensed by a Biote-certified practitioner. Biote-certified practitioners record the dispensation of bioidentical hormone pellets and monitor inventory levels in the inventory management system that is offered as part of the Biote Method.

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

To strengthen control over our supply chain, enhance operational efficiency and reduce production costs, we are focused on vertical integration through strategic transactions. For example, in March 2024, we acquired Asteria Health, a 503B manufacturer of compounded bioidentical hormones. Although Asteria Health has been integrated into our processes, we continue to utilize our current vendor network to manage our supply chain to meet the demands of our Biote-certified clinics. On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the Pharmacy Services Agreement (the “AnazaoHealth Pharmacy Services Agreement”), which we previously entered into on October 30, 2020, with such termination to be effective as of May 1, 2025. Contract negotiations with AnazaoHealth commenced during the second quarter of 2025 and we executed a second amendment to the AnazaoHealth Pharmacy Services Agreement effective July, 19, 2025 (the “Second Amendment”), which extends the AnazaoHealth Pharmacy Services Agreement through December 31, 2027 and provides for a one-year extension at our discretion. With the Second Amendment in place and through our existing direct manufacturing capabilities, we believe we are well-positioned to continue meeting the product demands of our current Biote-practitioners while focusing on expanding our Biote-certified clinic network.

The following table presents a summary of our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$48,863	$49,169	$97,855	$95,973
Net income (loss)	3,925	(10,368)	19,764	(16,094)
Adjusted EBITDA*	15,174	12,742	28,926	26,900

*Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss, and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three and six months ended June 30, 2025 and 2024. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. Although the impact of these policies have not had a material impact on our business in the first half of 2025, the broader economic impact is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted in future periods.

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

Chief Executive Officer Transition

On February 1, 2025, we appointed Bret Christensen as Chief Executive Officer. In connection with his appointment, we entered into an employment agreement with Mr. Christensen, dated as of January 29, 2025 which provides for Mr. Christensen’s at-will employment as the Chief Executive Officer for a term commencing on February 1, 2025 and continuing until terminated by either us or Mr. Christensen. Teresa S. Weber, our prior Chief Executive Officer, transitioned out of her role, effective February 1, 2025. On January 30, 2025, Ms. Weber entered into a consulting agreement with us, which provides that Ms. Weber serves as a strategic advisor to us and our Board of Directors for up to one year, to assist with the transition and to work on special projects.

Recent U.S. Tax Developments

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the Company is currently evaluating the provisions of the Act including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. At this time, the financial impact of the new legislation cannot be reasonably estimated.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance, the cost of our sales force and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, marketing, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters and marketing expenses.

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

Results of Operations

The table and discussion below present our results for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024
Revenue:
Product revenue	$47,657	$48,111
Service revenue	1,206	1,058
Total revenue	48,863	49,169
Cost of revenue
Cost of products	12,811	14,500
Cost of services	1,064	861
Cost of revenue	13,875	15,361
Selling, general and administrative	24,223	27,575
Income from operations	10,765	6,233
Other income (expense), net:
Interest expense, net	(2,852)	(2,577)
Loss from change in fair value of earnout liabilities	(1,832)	(13,949)
Other expenses	(6)	(2)
Total other income (expense), net	(4,690)	(16,528)
Income (loss) before provision for income taxes	6,075	(10,295)
Income tax expense	2,150	73
Net income (loss)	$3,925	$(10,368)

Revenue

Revenue for the three months ended June 30, 2025 decreased $0.3 million to $48.9 million, or 0.6%, compared to the three months ended June 30, 2024. The decrease was driven primarily by a $3.2 million decrease in revenue from pellet procedures that resulted from a reduction in new clinic additions coupled with clinic attrition and lower procedure volumes from our existing clinics, compared to the three months ended June 30, 2024. This decrease in revenue was partially offset by a $2.5 million increase in revenue from Biote-branded dietary supplements and a $0.1 million increase in service revenue for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in Biote-branded dietary supplements resulted from the shift of a portion of this business to our e-commerce site with Amazon for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 when a portion of this business was managed by a third-party distributor. The increase in our service revenue for the three months ended June 30, 2025, was primarily related to a rise in technology fees earned from physician orders placed through our BioteRx platform and a reduction in deferred revenue associated with our MSAs compared to the three months ended June 30, 2024.

Cost of revenue

Cost of revenue for the three months ended June 30, 2025 decreased $1.5 million to $13.9 million, or 9.7%, compared to the three months ended June 30, 2024. Cost of pellet procedures decreased 21.0% while revenue from pellet procedures decreased 8.4%, reflecting continued cost savings from the vertical integration of Asteria Health compared to the three months ended June 30, 2024. Cost of Biote branded dietary supplements increased $0.5 million for the three months ended June 30, 2025, primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the three months ended June 30, 2024.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2025 decreased $3.4 million to $24.2 million, or 12.2%, compared to the three months ended June 30, 2024. This decrease was partially due to a $0.9 million decrease in employee-related expenses, which was attributed to a decrease in sales commission expense due to the overall decline in revenues and a decrease in stock compensation expense that resulted from a reduction in the weighted fair value of options granted during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Consulting expenses decreased $0.8 million for the three months ended June 30, 2025, primarily due to a reduction in expenses related to business combinations and other asset acquisitions compared to the three months ended June 30, 2024. Additionally, expenses related to our annual marketing event decreased for the three months ended June 30, 2025 due to a shift in the timing of the event to the third quarter of 2025. In 2024, the Company hosted this annual marketing event and incurred the related expenses during the three months ended June 30, 2024. For the three months ended June 30, 2025, our bad debt expense decreased $0.5 million due to a significant portion of our aged and/or uncollectible receivables being reserved for during the three months ended June 30, 2024. Additionally, legal fees decreased $0.5 million during the three months ended June 30, 2025, primarily due to the resolution of litigation with former shareholders during the three months ended June 30, 2024. These decreases were partially offset by a restructuring charge of $0.6 million for employee severance payments and related legal fees and a $0.4 million increase in marketing expenses due to increased activity on our e-commerce site with Amazon and other strategic marketing activities, compared to the three months ended June 30, 2024.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2025, increased $0.3 million to $2.9 million compared to the three months ended June 30, 2024. The increase was primarily a result of a $0.4 million increase in accreted interest related to our share repurchase liability and a $0.2 million decrease in interest income earned on our money market account as a result of lower cash balances during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. These increases were partially offset by a decrease in interest expense on our Term Loan due to a lower principal balance and lower monthly interest rates during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Loss from Change in Fair Value of Earnout Liabilities,

The change in fair value of the earnout liabilities was due to a 20.7% increase in the closing price of our Class A common stock during the three months ended June 30, 2025, compared with an increase of 28.8% for the three months ended June 30, 2024.The increase in the closing price of our Class A common stock for the three months ended June 30, 2024 outpaced the increase in the closing price of our Class A common stock for the three months ended June 30, 2025, resulting in a decrease in the loss from change in the fair value of the earnout liability during 2025. In addition to the changes in the closing price of our Class A common stock during the three months ended June 30, 2025 and 2024, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, estimated timing of satisfying the Triggering Events and the risk free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated loss recorded for the periods presented.

Other Expenses

The change in other expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 increased $2.1 million, compared to the three months ended June 30, 2024. This increase in expense was primarily driven by a larger decrease in the year to date and forecasted profit before tax as of June 30, 2024 as compared to June 30, 2025 combined with an increase in the forecasted annual effective tax rate as of June 30, 2025.

The table and discussion below present our results for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Revenue:
Product revenue	$94,682	$94,146
Service revenue	3,173	1,827
Total revenue	97,855	95,973
Cost of revenue
Cost of products	24,465	27,387
Cost of services	2,020	1,426
Cost of revenue	26,485	28,813
Selling, general and administrative	50,915	50,500
Income from operations	20,455	16,660
Other income (expense), net:
Interest expense, net	(5,757)	(4,237)
Gain (loss) from change in fair value of earnout liabilities	8,856	(26,038)
Other expenses	(24)	(4)
Total other income (expense), net	3,075	(30,279)
Income (loss) before provision for income taxes	23,530	(13,619)
Income tax expense	3,766	2,475
Net income (loss)	$19,764	$(16,094)

Revenue

Revenue for the six months ended June 30, 2025 increased $1.9 million to $97.9 million, or 2.0%, compared to the six months ended June 30, 2024. The increase was driven by a $4.4 million increase in revenue from Biote-branded dietary supplements and a $1.3 million increase in service revenue for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in Biote-branded dietary supplements resulted from the shift of a portion of this business to our e-commerce site with

Amazon for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 when a portion of this business was managed by a third-party distributor. The increase in our service revenue for the six months ended June 30, 2025, was related to a rise in technology fees earned from physician orders placed through our BioteRx platform compared to the six months ended June 30, 2024. These increases in revenues for the six months ended June 30, 2025 were partially offset by a $4.6 million decrease in revenue from pellet procedures that resulted from a slowdown in new clinic additions, compared to the six months ended June 30, 2024.

Cost of revenue

Cost of revenue for the six months ended June 30, 2025 decreased $2.3 million to $26.5 million, or 8.1%, compared to the six months ended June 30, 2024. Cost of pellet procedures decreased 22.6% while revenue from pellet procedures decreased 6.0%, reflecting continued cost savings from the vertical integration of Asteria Health compared to the six months ended June 30, 2024. Cost of Biote branded dietary supplements increased $1.2 million for the six months ended June 30, 2025 primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the six months ended June 30, 2024.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2025 increased $0.4 million to $50.9 million, or 0.8%, compared to the six months ended June 30, 2024. This increase was due to a $1.1 million increase in marketing expenses and was primarily driven by increased activity on our e-commerce site with Amazon as well as other strategic marketing activities, compared to the six months ended June 30, 2024. Audit and tax services fees increased $0.5 million due to an increase in the scope of services related to business combinations, asset acquisitions and the complexity of tax matters that arose from legal settlements with two of our former owners. These increases were partially offset by a $0.7 million decrease in consulting service expenses incurred in connection with the 2024 acquisitions of Asteria Health and Simpatra. Additionally, employee-related expenses decreased $0.3 million, primarily due to attrition within our commercial operations group.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2025 increased $1.5 million, or 35.9%, to $5.8 million compared to the six months ended June 30, 2024. The increase was primarily a result of a $1.5 million increase in accreted interest related to our share repurchase liability and a $0.7 million decrease in interest income earned on our money market account as a result of lower cash balances during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases were partially offset by a decrease in interest expense on our Term Loan due to a lower principal balance and lower monthly interest rates during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Gain (Loss) from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 35.6% decrease in the closing price of our Class A common stock during the six months ended June 30, 2025, compared with an increase of 51.2% for the six months ended June 30, 2024.

Other Expense

The change in other expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 increased $1.3 million compared to the six months ended June 30, 2024. This increase in expense was primarily driven by the increase in Biote's ownership of Holdings as of June 30, 2025 compared to June 30, 2024 and an increase in the forecasted annual effective tax rate.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024		2025	2024
Net income (loss)	$3,925	$(10,368)		$19,764	$(16,094)
Interest expense, net(1)	2,852	2,577		5,757	4,237
Income tax expense	2,150	73		3,766	2,475
Depreciation and amortization(2)	910	876		1,767	1,626
Share-based compensation expense(3)	2,186	2,841	`	4,313	4,604
Litigation expenses-former owner(4)	82	(12)		232	589
Litigation-other(5)	427	22		892	92
Legal settlement and related expenses(6)	(262)	—		(226)	—
Inventory fair value write-up(7)	—	1,206		—	1,206
Transaction-related expenses(8)	—	—		—	45
Restructuring-related expenses(9)	555	—		555	—
Other expenses(10)	517	1,202		852	1,287
Merger and acquisition expenses(11)	—	376		110	795
(Gain) loss from change in fair value of earnout liabilities	1,832	13,949		(8,856)	26,038
Adjusted EBITDA	$15,174	$12,742		$28,926	$26,900

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account and short-term investment. Interest expense, net, included accreted interest related to the share repurchase liabilities of $0.9 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and $0.5 million for each of the three and six months ended June 30, 2024, respectively.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense included in cost of products was $0.06 million and $0.07 million for the three and six months ended June 30, 2025, respectively, and $0.01 million for each of the three and six months ended June 30, 2024, respectively
(3)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including stock options and restricted stock units.
(4)
Represents legal expenses to defend the Company against claims asserted by the Company’s former owner.
(5)
Represents litigation expenses other than those incurred in connection with claims asserted by the Company’s former owner that are not related to the Company’s ongoing business.
(6)
Represents litigation settlement gains or losses and related legal expenses.
(7)
Represents the fair market value write-up of inventory accounted for under ASC 805 related to the acquisition of Asteria Health.
(8)
Represents transaction costs including legal fees of $0.04 million during the six months ended June 30, 2024, which were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings. No such filing fees were incurred during the three and six months ended June 30, 2025.

(9)
Represents restructuring costs incurred during the three and six months ended June 30, 2025 related to a workforce reduction primarily within our commercial organization.
(10)
Represents executive severance costs of $0.5 million and a realized foreign currency loss of less than $0.01 million for the three and six months ended June 30, 2025 and strategic consulting and legal expenses related to the recent CEO transition of $0.3 million for the six months ended June 30, 2025. For each of the three and six months ended June 30, 2024, represents professional services fees of $0.1 million incurred related to the accounting treatment of the share repurchase liabilities, strategic consulting and advisory services of $0.5 million, executive severance costs of $0.3 million and a realized foreign currency loss of less than $0.01 million.
(11)
Represents legal fees and professional fees totaling $0.1 million incurred during the six months ended June 30, 2025 to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business. For the three and six months ended June 30, 2024, represents legal fees of $0.2 million and $0.5 million, respectively, and professional services fees of $0.2 million and $0.3 million, respectively, related to our 2024 acquisitions.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $19.6 million and $39.3 million, respectively. Additionally, as of each June 30, 2025 and December 31, 2024, we had $50.0 million of Revolving Loans available under our Truist Credit Agreement.

Since our inception, we have financed our operations and capital expenditures primarily through capital investment from our founder and other members, debt financing in the form of short-term lines of credit and long-term notes payable, and net cash inflows from operations.

We expect our operating and capital expenditures to increase as we continue to execute our corporate growth plans designed to elevate our growth, achieve our strategic objectives and further advance patient health and wellness. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional debt or equity financings or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur additional interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$13,553	$17,319
Net cash used in investing activities	$(3,810)	$(15,513)
Net cash used in financing activities	$(29,489)	$(64,381)

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

Net cash provided by operating activities for the six months ended June 30, 2025 decreased $3.8 million to $13.6 million compared to cash provided by operating activities of $17.3 million for the six months ended June 30, 2024. Our cash flow from working capital for the six months ended June 30, 2025, was impacted by a $3.2 million increase in cash used for other assets related to the addition of information technology services and the renewal of insurance and other services that will be utilized over the next 12 months, deposits on activities for our upcoming annual marketing event and fluctuations in advance deposits on future inventory purchases. Working capital for the six months ended June 30, 2025 was also impacted by a $3.4 million increase in cash used to fund accounts payable, which was attributed to the timing of the receipt of invoices for inventory and other expenses and the subsequent payment of those invoices. Additionally, cash used for accrued liabilities increased $2.5 million, which was driven by a $3.5 million legal settlement payment to one of our vendors during the six months ended June 30, 2025. The increase in cash used for accrued liabilities for the six months ended June 30, 2025 was partially offset by an increase in accrued professional fees for legal services, audit and tax services, and other general corporate expenses compared with the six months ended June 30, 2024. The decrease in net cash provided by operating activities during the six months ended June 30, 2025 was partially offset by a $1.5 million increase in cash provided by Biote-branded dietary supplement inventory due to a 28.1% increase in dietary supplement revenue over the prior year period. This compares with a $0.3 million increase in Biote-branded supplement inventory during the six months ended June 30, 2024, resulting in a $1.8 million incremental increase in cash for the 2025 period.

Investing Activities

Net cash used in investing activities decreased $11.7 million to $3.8 million for the six months ended June 30, 2025, compared to $15.5 million for the six months ended June 30, 2024. This decrease was principally driven by the acquisition of Asteria Health, Simpatra and BioSana during the six months ended June 30, 2024.

Financing Activities

Net cash used in financing activities decreased $34.9 million to $29.5 million for the six months ended June 30, 2025, compared to $64.4 million for the six months ended June 30, 2024. Cash payments required under our repurchase liabilities decreased $37.1 million in 2025 to $25.1 million compared to $62.2 million in 2024. As of June 30, 2025, we have repaid approximately 64% of the liabilities. Additionally, we used cash of $5.6 million to repurchase Class A common stock during the six months ended June 30, 2024, that did not reoccur during the six months ended June 30, 2025. These decreases were partially offset by a $10.0 million repayment on borrowings under our revolving loans during 2024.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2024 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K. During the three and six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our 2024 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our enterprise resource planning system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Right Value Litigation

On January 30, 2024, a lawsuit was filed in the 162nd Judicial District Court of Dallas County, Texas (the “District Court of Dallas County”) against the Company by Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop n/k/a Carie Boyd Pharmaceuticals (“Right Value”). The lawsuit generally alleges breach of contract, fraud, and declaratory judgment (“Right Value Litigation”). The Company has brought counterclaims against Right Value generally for fraud, breach of contract, and quantum meruit.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement for the year ended December 31, 2024. In accordance with the terms of the settlement agreement, on February 28, 2025, the Company paid $3.5 million to Right Value. The remaining $1.5 million liability was included in accrued liabilities on the Company’s June 30, 2025 condensed consolidated balance sheet.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025, and the parties have completed their briefing.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, given the preliminary stage of the proceedings, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on

Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025. On April 15, 2025, the Dallas 5th District Court of Appeals reversed the temporary injunction, and it is no longer in place. On May 23, 2025, Latch filed a motion for partial summary judgment as to liability on her breach of contract claim. The briefing was completed on that motion, and a hearing was held, but no ruling has yet been issued.Trial on the November 15 2024 Litigation is currently on the 101st Judicial District Court’s two-week docket beginning on April 27, 2026.

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

Following the hearing, Vice Chancellor Laster entered an order renewing the Delaware temporary restraining order as a preliminary injunction which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on December 27, 2024, a hearing was held before the 101st Judicial District Court of Dallas County on Donovitz’s application for a temporary injunction. Following the hearing, the 101st Judicial District Court entered a temporary injunction continuing to enjoin BioTE and “all its affiliates, partnered-clinics and practitioners” from further utilizing Donovitz’s name, image or likeness for furtherance of any Biote business. BioTE appealed the entry of the temporary injunction entered by the 101st Judicial District Court. Briefing on the appeal in the December 13, 2024 Litigation was completed on April 14, 2025, and the appeal was scheduled to be submitted to the Dallas 5th District Court of Appeals without oral argument on May 13, 2025. On January 20, 2025, Vice Chancellor Laster converted the Delaware preliminary injunction back to a temporary restraining order.

Donovitz filed a request to appeal regarding the Delaware temporary restraining order. The Delaware Supreme Court accepted that interlocutory appeal, and the opening brief was filed April 2, 2025. The briefing was completed on May 19, 2025.

On July 11, 2025, Vice Chancellor Laster entered another temporary restraining order which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on July 18, 2025, Donovitz removed the action to the United States District Court for the District of Delaware. BioTE has sought to remand the case back to the Delaware Chancery Court, but briefing on that motion has not yet been completed. The parties have agreed that the Delaware temporary restraining order will remain in force until the motion to remand is resolved and hearing is held on whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction.

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

BIOTE CORP.

Date: August 8, 2025	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)