Form 10-Q
period 2025-09-30
biote Corp.
filed 2025-11-07
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 32,268,460 shares of Class A common stock, $0.0001 par value per share, outstanding and 13,394,170 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC on March 14, 2025, and Part II, Item 1A. “Risk Factors” in this Quarterly Report as supplemented by other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,048	$39,342
Accounts receivable, net	7,972	7,631
Inventory, net	16,446	14,845
Other current assets	4,657	6,309
Total current assets	57,123	68,127
Property and equipment, net	10,063	6,973
Capitalized software, net	3,494	3,877
Goodwill	5,833	5,833
Intangible assets, net	4,574	5,500
Operating lease right-of-use assets	2,841	3,246
Deferred tax assets, net	27,324	28,742
Other non-current assets	72	72
Total assets	$111,324	$122,370

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,359	$5,813
Accrued expenses	11,078	11,293
Term loan, current	6,250	6,250
Deferred revenue, current	3,165	2,961
Earnout liabilities, current	—	100
Operating lease liabilities, current	574	523
Share repurchase liabilities, current	30,882	24,574
Total current liabilities	56,308	51,514
Term loan, net of current portion	97,130	101,199
Deferred revenue, net of current portion	1,233	1,553
Operating lease liabilities, net of current portion	2,452	2,890
Share repurchase liabilities, net of current portion	9,579	44,300
Other non-current liability	344	1,500
TRA liability	4,386	4,479
Earnout liabilities, net of current portion	5,359	17,135
Total liabilities	176,791	224,570
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 32,268,460 and 33,073,277, shares issued, 30,680,960 and 31,485,777 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 and 7,249,879 shares issued, 5,221,653 and 5,221,653 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(63,760)	(100,297)
Accumulated other comprehensive loss	(30)	(35)
Treasury stock, at cost	(8,965)	(5,600)
biote Corp.’s stockholders’ deficit	(72,751)	(105,928)
Noncontrolling interest	7,284	3,728
Total stockholders’ deficit	(65,467)	(102,200)
Total liabilities and stockholders’ deficit	$111,324	$122,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$46,953	$49,806	$141,635	$143,952
Service revenue	1,003	1,578	4,176	3,405
Total revenue	47,956	51,384	145,811	147,357
Cost of revenue
Cost of products	12,795	14,537	37,260	41,924
Cost of services	743	741	2,763	2,167
Cost of revenue	13,538	15,278	40,023	44,091
Selling, general and administrative	26,151	23,922	77,066	74,422
Income from operations	8,267	12,184	28,722	28,844
Other income (expense), net:
Interest expense, net	(2,733)	(3,542)	(8,490)	(7,779)
Gain (loss) from change in fair value of earnout liabilities	2,920	7,213	11,776	(18,825)
Other income (expense), net	(3)	—	(27)	(4)
Total other income (expense), net	184	3,671	3,259	(26,608)
Income before provision for income taxes	8,451	15,855	31,981	2,236
Income tax (benefit) expense	(765)	3,198	3,001	5,673
Net income (loss)	9,216	12,657	28,980	(3,437)
Less: Net income (loss) attributable to noncontrolling interest	1,028	1,955	3,889	(2,891)
Net income (loss) attributable to biote Corp. stockholders	$8,188	$10,702	$25,091	$(546)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(8)	5	(10)
Other comprehensive income (loss)	—	(8)	5	(10)
Comprehensive income (loss)	$9,216	$12,649	$28,985	$(3,447)

Net income (loss) per common share
Basic	$0.26	$0.34	$0.80	$(0.02)
Diluted	$0.22	$0.33	$0.68	$(0.02)
Weighted average common shares outstanding
Basic	31,331,973	31,045,174	31,480,515	33,235,662
Diluted	36,708,867	32,260,809	36,874,984	33,235,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2024	31,485,777	$3	5,221,653	$1	$—	$(100,297)	$(35)	$(5,600)	$(105,928)	$3,728	$(102,200)

Distributions	—	—	—	—	—	—	—	—	—	(694)	(694)
Net income	—	—	—	—	—	13,718	—	—	13,718	2,121	15,839
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Share-based compensation	—	—	—	—	—	2,127	—	—	2,127	—	2,127
TRA liability	—	—	—	—	—	106	—	—	106	—	106

Balance at March 31, 2025	31,485,777	$3	5,221,653	$1	$—	$(84,346)	$(39)	$(5,600)	$(89,981)	$5,155	$(84,826)

Distributions	—	—	—	—	—	—	—	—	—	(887)	(887)
Net income	—	—	—	—	—	3,185	—	—	3,185	740	3,925
Other comprehensive income (loss)	—	—	—	—	—	—	9	—	9	—	9
Share-based compensation	—	—	—	—	—	2,186	—	—	2,186	—	2,186
Vesting of RSUs	24,039	—	—	—	—	(566)	—	—	(566)	566	—
Issuance of stock under purchase plans	21,595	—	—	—	—	58	—	—	58	14	72
Exercise of stock options	64,040	—	—	—	—	(436)	—	—	(436)	662	226
Shares issued in connection with acquisition	97,276	—	—	—	—	(14)	—	—	(14)	14	—
TRA liability	—	—	—	—	—	455	—	—	455	—	455

Balance at June 30, 2025	31,692,727	$3	5,221,653	$1	$—	$(79,478)	$(30)	$(5,600)	$(85,104)	$6,264	$(78,840)

Distributions	—	—	—	—	—	—	—	—	—	(8)	(8)
Net income	—	—	—	—	—	8,188	—	—	8,188	1,028	9,216
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	2,410	—	—	2,410	—	2,410
Class A common stock repurchased	(1,011,767)	—	—	—	—	—	—	(3,365)	(3,365)	—	(3,365)
Legal Settlement - Liabilities	—	—	—	—	—	6,060	—	—	6,060	—	6,060
TRA liability	—	—	—	—	—	(940)	—	—	(940)	—	(940)

Balance at September 30, 2025	30,680,960	$3	5,221,653	$1	$—	$(63,760)	$(30)	$(8,965)	$(72,751)	$7,284	$(65,467)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(2,112)	(2,112)
Net loss	—	—	—	—	—	(4,161)	—	—	(4,161)	(1,565)	(5,726)
Other comprehensive income (loss)	—	—	—	—	—	—	(2)	—	(2)	(3)	(5)
Share-based compensation	—	—	—	—	—	1,763	—	—	1,763	—	1,763
Vesting of RSUs	177,843	—	—	—	—	(90)	—	—	(90)	90	—
Exercise of stock options	80,598	—	—	—	—	(931)	—	—	(931)	1,255	324
Class A common stock repurchased	(740,921)	—	—	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Shares issued in connection with acquisition	291,829	—	—	—	—	879	—	—	879	695	1,574

Balance at March 31, 2024	34,064,232	$3	28,819,066	$3	$—	$(31,931)	$(14)	$(4,088)	$(36,027)	$(8,789)	$(44,816)

Distributions	—	—	—	—	—	—	—	—	—	(2,091)	(2,091)
Net loss	—	—	—	—	—	(7,087)	—	—	(7,087)	(3,281)	(10,368)
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	2,841	—	—	2,841	—	2,841
Vesting of RSUs	215,190	—	—	—	—	(17,759)	(7)	—	(17,766)	17,766	—
Issuance of stock under purchase plans	35,698	—	—	—	—	(725)	—	—	(725)	871	146
Exercise of stock options	63,503	—	—	—	—	(2,549)	(1)	—	(2,550)	2,788	238
Class A common stock repurchased	(256,043)	—	—	—	—	—	—	(1,511)	(1,511)	—	(1,511)
Shares issued in connection with acquisition		—	—	—	—	267	—	—	267	—	267
Exchanges of Class V voting stock	1,946,408	—	(1,946,408)	—	—	3,656	2	—	3,658	(3,658)	—
Legal Settlement - Repurchase of Shares	(5,075,090)	—	(21,651,005)	(2)	—	(126,498)	1	(1)	(126,500)	(1,916)	(128,416)
Legal Settlement - Liabilities	—	—	—	—	—	41,424	—	—	41,424	—	41,424
TRA liability	—	—	—	—	—	829	—	—	829	—	829

Balance at June 30, 2024	30,993,898	$3	5,221,653	$1	$—	$(137,532)	$(22)	$(5,600)	$(143,150)	$1,690	$(141,460)

Distributions	—	—	—	—	—	—	—	—	—	(453)	(453)
Net income	—	—	—	—	—	10,702	—	—	10,702	1,955	12,657
Other comprehensive income (loss)	—	—	—	—	—	—	(7)	—	(7)	(1)	(8)
Share-based compensation	—	—	—	—	—	2,245	—	—	2,245	—	2,245
Vesting of RSUs	51,750	—	—	—	—	(110)	—	—	(110)	110	—
Exercise of stock options	67,015	—	—	—	—	30	(0)	—	30	217	247
TRA liability	—	—	—	—	—	(52)	—	—	(52)	—	(52)

Balance at September 30, 2024	31,112,663	$3	5,221,653	$1	$—	$(124,717)	$(29)	$(5,600)	$(130,342)	$3,518	$(126,824)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$28,980	$(3,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,719	2,436
Bad debt expense	1,586	911
Amortization of debt issuance costs	618	605
Provision for obsolete inventory	931	683
Non-cash lease expense	405	685
Non-cash interest on share repurchase liability	2,728	1,548
Share-based compensation expense	6,723	6,849
(Gain) loss from change in fair value of earnout liabilities	(11,776)	18,825
Deferred income taxes	1,039	2,233
Changes in operating assets and liabilities:
Accounts receivable	(1,927)	(2,550)
Inventory	(2,532)	2,179
Other assets	1,652	2,189
Accounts payable	(1,454)	156
Deferred revenue	(116)	206
Accrued expenses	(1,471)	24
Payments pursuant to TRA	(93)	—
Operating lease liabilities	(387)	(667)
Net cash provided by operating activities	27,625	32,875
Investing Activities
Purchases of property and equipment	(3,938)	(4,760)
Purchases of capitalized software	(562)	(1,116)
Acquisitions, net of cash acquired	—	(11,611)
Net cash used in investing activities	(4,500)	(17,487)
Financing Activities
Repurchases of Class A common stock	(3,365)	(5,599)
Borrowings on revolving loans	—	10,000
Principal repayments on term loan	(4,687)	(4,687)
Payments on repurchase liability	(25,081)	(62,162)
Proceeds from exercise of stock options	226	809
Issuance of stock under purchase plan	72	146
Distributions	(1,589)	(4,656)
Net cash used in financing activities	(34,424)	(66,149)
Effect of exchange rate changes on cash and cash equivalents	5	(16)
Net decrease in cash and cash equivalents	(11,294)	(50,777)
Cash and cash equivalents at beginning of period	39,342	89,002
Cash and cash equivalents at end of period	$28,048	$38,225
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,045	$7,325
Cash paid for income taxes	$2,233	$2,288
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$—	$—
Shares issued to acquire Simpatra	$—	$1,841

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

The unaudited condensed consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in selling, general and administrative expense related to Asteria Health have been reclassified to cost of products in the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024, for comparative purposes to conform with the current year presentation. This reclassification had no impact on net loss for the three and nine months ended September 30, 2024.

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire year.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2024 Form 10-K.

There have been no changes to our significant accounting policies described in the 2024 Form 10-K that have had a material impact on our unaudited condensed consolidated financial statements and related notes, other than the selected information below.

Other Current Assets—Total other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$3,143	$3,322
Advances	1,110	2,805
Income tax receivable	342	71
Other assets	62	111
Total other current assets	$4,657	$6,309

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

On September 26, 2025, the Company executed an amendment to that certain settlement agreement with Marci M. Donovitz (the Amended Settlement Agreement”), pursuant to which the Company agreed to repurchase the remaining 2.8 million shares of Ms. Donovitz’s Class V voting stock for a lump sum payment of $12.5 million in consideration for the full satisfaction of the Company’s remaining obligations under the settlement agreement. As a result, the Company reduced its forward share repurchase liability by $6.1 million, with an offset to additional paid-in capital. As of September 30, 2025, the fair value of the related forward share repurchase liability was $12.5 million and was included in share repurchase liabilities, current, on the September 30, 2025 unaudited condensed consolidated balance sheet. The Company fully repaid its obligation under this amendment on October 6, 2025.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million during each of the three months ended September 30, 2025 and 2024 and $0.6 million and $0.7 million during the nine months ended September 30, 2025 and 2024, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of September 30, 2025 and December 31, 2024, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from two vendors totaled 59.1% and four vendors totaled 92.1% for the three months ended September 30, 2025 and 2024, respectively. Inventory purchases from four vendors totaled 79.9% and 83.8% for each of the nine months ended September 30, 2025 and 2024, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and nine months ended September 30, 2025 and 2024. The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of September 30, 2025 and December 31, 2024.

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

The future earnout payment was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. In determining the estimated fair value of the future earnout payment, the Company made certain judgments, estimates and assumptions, the most significant of which were the revenue volatility, the revenue discount rate, the correlation factor of Simpatra’s revenue to the Company’s equity, the Company’s stock price, the equity volatility and the risk-free rate of return. The future earnout payment is classified in Level 3 of the fair value hierarchy.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Pellet procedures	$33,965	$37,927	$105,212	$113,734
Dietary supplements	11,181	10,317	31,200	25,947
Disposable trocars	1,241	1,083	3,645	3,224
Shipping fees and other	566	479	1,578	1,047
Product revenue	46,953	49,806	141,635	143,952

Training	227	573	886	1,145
Contract-term services	343	303	1,016	867
Other	433	702	2,274	1,393
Service revenue	1,003	1,578	4,176	3,405
Total revenue	$47,956	$51,384	$145,811	$147,357

Revenue recognized by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$46,705	$49,991	$140,889	$143,215
All other	248	(185)	746	737
Product revenue	46,953	49,806	141,635	143,952

United States	1,003	1,578	4,176	3,405
All other	—	—	—	—
Total revenue	$47,956	$51,384	$145,811	$147,357

Significant changes in contract liability balances were as follows:

	Nine Months Ended September 30,
	2025		2024
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(2,268)	$—	$(2,212)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,621	732	1,479	1,056
Transfers between current and non-current liabilities due to the expected revenue recognition period	1,083	(1,083)	933	(933)
Total increase (decrease) in contract liabilities	$436	$(351)	$200	$123

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

Consideration allocated to performance obligations was as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Unsatisfied training obligations – Current	$96	$16
Unsatisfied contract-term services – Current	1,686	1,704
Unsatisfied contract-term services – Long-term	848	1,054
Total allocated to unsatisfied contract-term services	2,534	2,758
Unsatisfied pellet procedures – Current	1,383	1,241
Unsatisfied pellet procedures – Long-term	385	499
Total allocated to unsatisfied pellet procedures	1,768	1,740
Total deferred revenue – Current	$3,165	$2,961
Total deferred revenue – Long-term	$1,233	$1,553

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and nine months ended September 30, 2025 and 2024.

5.
INVENTORY, NET

The components of inventory, net were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Product inventory – Pellets	$7,120	$7,168
Pellets in process	1,272	295
Raw materials	3,466	1,051
Less: Obsolete and expired pellet allowance	(2,137)	(1,690)
Pellet inventory, net	9,721	6,824
Product inventory – Dietary supplements	7,013	8,121
Less: Obsolete and expired dietary supplement allowance	(288)	(100)
Dietary supplement inventory, net	6,725	8,021
Inventory, net	$16,446	$14,845

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Trocars	$4,644	$4,644
Leasehold improvements	8,308	3,251
Office equipment	355	253
Compounding equipment	588	252
Computer software	140	140
Furniture and fixtures	481	285
Computer equipment	510	327
Construction in process	2,290	4,226
Property and equipment	17,316	13,378
Less: Accumulated depreciation	(7,253)	(6,405)
Property and equipment, net	$10,063	$6,973

Depreciation expense reflected in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was $0.2 million for each of the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense reflected in cost of products in the unaudited condensed consolidated statements of operation and comprehensive income (loss) was $0.2 million for each of the three and nine months ended September 30, 2025, respectively, and $0.02 million for each of the three and nine months ended September 30, 2024, respectively. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Website costs	$10,426	$9,812
Development in process	171	223
Less: Accumulated amortization	(7,103)	(6,158)
Capitalized software, net	$3,494	$3,877

Total amortization expense for capitalized software was $0.3 million for each of the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. Total amortization expense was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2025			December 31, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value
Customer relationships	$2,260	$(481)	$1,779	$2,260	$(255)	$2,005
Developed technology	4,006	(1,402)	2,604	4,006	(801)	3,205
Non-compete agreement	230	(115)	115	230	(58)	172
Trade names	165	(89)	76	165	(47)	118
Total intangible assets	$6,661	$(2,087)	$4,574	$6,661	$(1,161)	$5,500

Definite Lived Intangible Asset Amortization

Total amortization expense related to acquired definite lived intangible assets was $0.3 million for each of the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. The estimated amortization expense for each of the next five years is as follows:

As of September 30,	(in thousands)
2025 (remaining three months)	$308
2026	1,234
2027	1,128
2028	1,102
2029	164
Thereafter	638
Total	$4,574

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued professional fees	$1,231	$638
Accrued employee-related costs	6,035	5,645
Legal settlement accrual	1,500	3,500
Other	2,312	1,510
Accrued expenses	$11,078	$11,293

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan A credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. Interest on borrowings under the Credit Agreement is based on either, at the Company’s election, the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At September 30, 2025, the interest rate charged to the Company was approximately 7.01%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during the three and nine months ended September 30, 2025. The Company drew $10.0 million under the Revolving Loans during the three and nine months ended September 30, 2024 and repaid the amount outstanding on October 4, 2024. At September 30, 2025, the Company had $50.0 million available under its Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. As of September 30, 2025, the Company was in compliance with all required financial covenants associated with the Credit Agreement.

In connection with obtaining the Credit Agreement in May of 2022, the Company incurred lender’s fees and related attorney’s fees of $4.0 million. The Company capitalized these costs and is amortizing these to interest expense over the term of the Term Loan. The balance on the Term Loan is presented in the unaudited condensed consolidated balance sheets, net of the related debt issuance costs. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended September 30, 2025 and 2024 and $0.6 million for each of the nine months ended September 30, 2025 and 2024, respectively.

Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Term loan	$104,688	$109,375
Less: Current portion	(6,250)	(6,250)
	98,438	103,125
Less: Unamortized debt issuance costs	(1,308)	(1,926)
Term loan, net of current portion	$97,130	$101,199

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of September 30,	(in thousands)
2025 (remaining three months)	1,563
2026	6,250
2027	96,875
$104,688

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$5,359	$5,359

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$17,235	$17,235

There were no movements between levels during the three and nine months ended September 30, 2025.

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

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	September 30, 2025	December 31, 2024
Stock price	$3.00	$6.18
Risk-free rate	3.6%	4.2%
Volatility	74.3%	75.0%
Term (in years)	1.6	2.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

	As of
	September 30, 2025	December 31, 2024
Stock price	$3.00	$6.18
Risk-free rate	3.6%	4.3%
Equity volatility	64.0%	68.5%
Revenue volatility	54.9%	53.9%
Revenue discount rate	14.6%	14.6%
Correlation factor	3.0%	5.0%
Term (in years)	2.3	3.0

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2024	$17,235
Settlement	(75)
Gain on asset acquisition	(25)
Gain from change in fair value	(11,776)
Fair value as of September 30, 2025	$5,359

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of September 30, 2025, Biote’s ownership of Holdings was approximately 87.9%. The portion of the consolidated subsidiaries not owned by Biote and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of Biote, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of Biote, non-controlling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(444,783)	$7.72
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	266,849	$3.72
Forfeited	(39,211)	$3.25
Vested	(24,039)	$5.57
RSUs outstanding at September 30, 2025	273,426	$3.86

The Company recognized share-based compensation expense of $0.03 million and less than $0.01 million during the three months ended September 30, 2025 and 2024, respectively, and $0.4 million and $0.8 million during the nine months ended September 30, 2025 and 2024, respectively, in each case related to RSUs. As of September 30, 2025, the Company had $0.4 million of unrecognized share-based compensation expense related to unvested RSUs. This expense is expected to be recognized over a weighted-average remaining vesting period of 3.50 years.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,200,766	$5.43
Exercised	(556,515)	$4.29
Forfeited	(1,475,396)	$4.99
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	4,465,252	$3.97
Exercised	(64,040)	$3.53
Forfeited	(1,732,594)	$4.58
Options outstanding at September 30, 2025	12,979,189	$4.67	8.1
Options exercisable at September 30, 2025	5,072,062	$4.79	7.0

The Company recognized share-based compensation expense of $2.4 million and $2.2 million during the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $5.9 million during the nine months ended September 30, 2025 and 2024, respectively, related to stock options. As of September 30, 2025, there was $19.0 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.58 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2025 were as follows:

September 30,
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

The Company recognized share-based compensation expense of $0.02 million and $0.05 million for the three and nine months ended September 30, 2025, respectively, and $0.03 million and $0.08 million for the three and nine months ended September 30, 2024, related to the ESPP. As of September 30, 2025, 118,712 cumulative shares had been purchased under the ESPP.

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

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease expense	$192	$150	$577	$447
Total lease cost	$192	$150	$577	$447

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$186	$143	$559	$400
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,374	$1,779	$1,779

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	September 30,	December 31,
(in thousands)	2025	2024
Lease assets
Operating lease right-of-use assets	$2,841	$3,246
Total lease assets	$2,841	$3,246

Lease liabilities
Current:
Operating lease liabilities	$574	$523
Non-current:
Operating lease liabilities	2,452	2,890
Total lease liabilities	$3,026	$3,413

Weighted-average remaining lease term — operating leases (years)	5.76	6.30
Weighted-average discount rate — operating leases	7.13%	7.20%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of September 30,	(in thousands)
2025 (remaining three months)	$189
2026	774
2027	801
2028	701
2029	185
Thereafter	1,021
Total lease payments	3,671
Less: Interest	(645)
Present value of lease liabilities	$3,026

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. No exchanges of units occurred during the three and nine months ended September 30, 2025. During the year ended December 31, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax benefit of $0.8 million and income tax expense of $3.2 million for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance on its foreign deferred tax assets as of September 30, 2025. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the Company has evaluated the provisions of the Act including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. As of September 30, 2025, the change in legislation did not have a material impact on the Company’s tax provision.

17.
CAPITAL STOCK

On January 24, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $20.0 million of its outstanding Class A common stock. Treasury stock purchases are stated at cost and presented as a reduction of equity on the unaudited condensed consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market, in privately negotiated transactions or by other means. The timing of any repurchases under the share repurchase program is at the discretion of management and depends on a variety of factors, including market conditions, contractual limitations and other considerations. The share repurchase program may be expanded, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

As of September 30, 2025, the remaining balance of the repurchase program was $11.0 million. During the three months ended September 30, 2025, the Company repurchased 1,011,767 shares of its Class A common stock for a total of $3.4 million, at an average purchase price per share of $3.28, under its authorized share repurchase program.

18.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$8,188	$10,702	$25,091	$(546)
Denominator:
Weighted average shares outstanding - basic	31,331,973	31,045,174	31,480,515	33,235,662
Effect of dilutive securities	5,376,894	1,215,635	5,394,469	—
Weighted average shares outstanding - diluted	36,708,867	32,260,809	36,874,984	33,235,662
Net income (loss) per common share
Basic	$0.26	$0.34	$0.80	$(0.02)
Diluted	$0.22	$0.33	$0.68	$(0.02)

Net income (loss) per common share information for the three and nine months ended September 30, 2025 and 2024 reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income (loss) per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	—	—	—	69,827
Stock Options	12,979,189	6,298,547	11,536,988	11,125,738
Class V Voting Stock	—	5,221,653	—	5,221,653
Member Earnout Units	2,028,226	2,028,226	2,028,226	2,028,226
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	16,594,915	15,135,926	15,152,714	20,032,944

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement for the year ended December 31, 2024. In accordance with the terms of the settlement agreement, on February 28, 2025, the Company paid $3.5 million to Right Value. The remaining $1.5 million liability was included in accrued liabilities on the Company’s September 30, 2025 condensed consolidated balance sheet.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025. The parties have completed their briefing, and oral argument occurred on October 8, 2025. The Delaware Supreme Court has not yet ruled on the appeal.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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

On July 11, 2025, Vice Chancellor Laster entered another temporary restraining order which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on July 18, 2025, Donovitz removed the action to the United States District Court for the District of Delaware. BioTE has sought to remand the case back to the Delaware Chancery Court, but briefing on that motion has not yet been completed. The parties have agreed that the Delaware temporary restraining order will remain in force until the motion to remand is resolved and hearing is held on whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction. On October 23, 2025, the District Court ordered the action remanded to the Delaware Court of Chancery. A hearing has not yet been scheduled to resolve whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction. Please refer to Note 23 for additional information on legal matters related to Donovitz.

Inventory Purchase Commitments

Purchase obligations, which include legally binding contracts such as firm minimum commitments for inventory purchases are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2025, the Company had inventory purchase commitments of $2.2 million, which are expected to be paid by December 31, 2025. The Company expects the remaining inventory purchase commitments of $6.3 million to be paid by December 31, 2026. As of December 31, 2024, the Company did not have any inventory purchase commitments.

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

20.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provides that Ms. Weber will serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.06 million and $0.2 million during the three and nine months ended September 30, 2025, respectively.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company purchased $0.3 million during the three months ended September 30, 2025 and did not purchase any inventory from this vendor during the three months ended September 30, 2024. The Company purchased $0.4 million and $0.3 million from this vendor during the nine months ended September 30, 2025 and 2024, respectively. No amounts were due to the vendor as of September 30, 2025 and December 31, 2024, respectively.

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

The Company engaged the services of the brother-in-law of its former Chief Executive Officer through a consulting firm that is wholly owned by Mr. Andy Thacker. Mr. Thacker had been engaged for various projects such as information technology projects and project management. The Company did not pay any compensation to the consulting firm during each of the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. The Company paid the consulting firm $0.03 million during the nine months ended September 30, 2024. The Company did not have any amounts due to the consulting firm at September 30, 2025 and December 31, 2024. Additionally, the Company reimbursed Mr. Thacker directly for travel and travel-related costs during the nine months ended September 30, 2024.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total Revenue	$47,956	$51,384	$145,811	$147,357
Costs and Expenses:
Cost of revenue	13,538	15,278	40,023	44,091
General and administrative	5,429	5,458	16,468	16,207
Marketing expense	2,421	1,566	6,940	4,947
Employee-related costs	13,201	12,749	38,661	38,514
Depreciation and amortization	798	794	2,493	2,408
Other (income) expense, net	(184)	(3,671)	(3,259)	26,608
Income tax (benefit) expense	(765)	3,198	3,001	5,673
Other segment items(1)	4,302	3,355	12,504	12,346
Net income (loss)	$9,216	$12,657	$28,980	$(3,437)

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $47.7 million and $51.6 million for the three months ended September 30, 2025 and 2024, respectively, and $145.1 million and $146.6 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 4 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the consolidated balance sheets were located in the U.S.

22.
RESTRUCTURING

On May 1, 2025, the Board of Directors of the Company approved an organizational restructuring plan (the “Plan”) to reduce its workforce and was designed to improve financial performance, reinvest in corporate growth activities and create a more efficient organization. The workforce reduction of approximately 15 employee roles was focused primarily on the Company’s commercial organization and corporate overhead, including senior leadership and represented approximately 7.2% of the Company’s workforce. As of September 30, 2025, separations related to the Plan were complete.

As a result of the Plan, the Company recorded a one-time expense of $0.6 million, which was included in selling, general and administrative expenses on the unaudited condensed consolidated statement of earnings and comprehensive income (loss) for the nine months ended September 30, 2025. A majority of the one-time expense incurred under the Plan was due to employee severance payments and related legal fees, of which approximately $0.1 million and $0.5 million were paid during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the remaining payments associated with this one-time expense were not material and were reflected in accrued liabilities on the September 30, 2025 unaudited condensed consolidated balance sheet. The Company does not expect to incur any material additional costs in subsequent periods in connection with the Plan.

23.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2025, the date of these unaudited condensed consolidated financial statements, through November 7, 2025, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

On November 3, 2025, the Company executed an amendment to that certain settlement agreement with Gary S. Donovitz, pursuant to which the Company agreed to repurchase the remaining 6.1 million shares of Dr. Donovitz’s Class V voting stock for a lump sum payment of $18.5 million on January 2, 2026 in consideration for the full satisfaction of the Company’s remaining payment obligations under the settlement agreement. As a result, the Company expects to reduce its forward share repurchase liability in the fourth quarter of 2025 by approximately $9.9 million with an offset to additional paid-in capital. In addition to settling the forward share repurchase liability, the parties agreed to dismiss, with prejudice, the various pending legal matters between the parties in the states of Delaware and Texas. Further the restrictive covenants in the original settlement agreement will continue in full force and effect until April 24, 2027 and the mutual general releases and covenants not to sue were amended and made effective as of November 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” in the 2024 Form 10-K, as supplemented by the risks and uncertainties discussed in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

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

To strengthen control over our supply chain, enhance operational efficiency and reduce production costs, we are focused on vertical integration through strategic transactions. For example, in March 2024, we acquired Asteria Health, a 503B manufacturer of compounded bioidentical hormones. Although Asteria Health has been integrated into our processes, we continue to utilize our current vendor network to manage our supply chain to meet the demands of our Biote-certified clinics. On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the Pharmacy Services Agreement (the “AnazaoHealth Pharmacy Services Agreement”), which we previously entered into on October 30, 2020, with such termination to be effective as of May 1, 2025. In the second quarter of 2025, we executed a second amendment to the AnazaoHealth Pharmacy Services Agreement effective July, 19, 2025 (the “Second Amendment”), which extends the AnazaoHealth Pharmacy Services Agreement through December 31, 2027 and provides for a one-year extension at our discretion. With the Second Amendment in place and through our existing direct manufacturing capabilities, we believe we are well-positioned to continue meeting the product demands of our current Biote-practitioners while focusing on expanding our Biote-certified clinic network.

The following table presents a summary of our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$47,956	$51,384	$145,811	$147,357
Net income (loss)	9,216	12,657	28,980	(3,437)
Adjusted EBITDA*	12,881	16,202	41,807	43,102

*Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net loss, and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the three and nine months ended September 30, 2025 and 2024. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. Although the impact of these policies have not had a material impact on our business in 2025 thus far, the broader economic impact is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted in future periods.

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

Recent U.S. Tax Developments

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, we have evaluated the provisions of the Act including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. As of September 30, 2025, the change in legislation did not have an impact on our tax provision.

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
•
the effects of competition on market share and pricing;
•
new Biote-partnered clinics acquired as customers, less any existing clinics lost as customers (“net new clinics”);
•
number of procedures performed by practitioners;
•
medical industry acceptance of hormone optimization generally as a solution to unmet medical needs;
•
the effectiveness of our sales and marketing personnel;
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

Service Revenue

Service revenue is revenue earned from fees paid by Biote-partnered clinics for Biote Method education, training and certification services and other contract-term services pursuant to our MSAs. While the option to receive and right to use the reusable trocars through the term of the contract represents an embedded lease, we have adopted the practical expedient within ASC 842 to combine the lease and non-lease components and account for the combined component under ASC 606.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance, the cost of our sales force and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, marketing, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction-related expenses, other general overhead costs, insurance premiums, professional service fees, research and development and costs related to regulatory and legal matters and marketing expenses.

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

Other Income (Expense), net

Other income (expense), net consists of the foreign currency exchange losses for sales denominated in foreign currencies and other expenses not appropriately classified as operating expenses.

Income Tax (Benefit) Expense

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

Results of Operations

The table and discussion below present our results for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024
Revenue:
Product revenue	$46,953	$49,806
Service revenue	1,003	1,578
Total revenue	47,956	51,384
Cost of revenue
Cost of products	12,795	14,537
Cost of services	743	741
Cost of revenue	13,538	15,278
Selling, general and administrative	26,151	23,922
Income from operations	8,267	12,184
Other income (expense), net:
Interest expense, net	(2,733)	(3,542)
Gain from change in fair value of earnout liabilities	2,920	7,213
Other income (expense), net	(3)	—
Total other income (expense), net	184	3,671
Income before provision for income taxes	8,451	15,855
Income tax (benefit) expense	(765)	3,198
Net income	$9,216	$12,657

Revenue

Revenue for the three months ended September 30, 2025 decreased $3.4 million, or 6.7%, to $48.0 million compared to the three months ended September 30, 2024. The decrease was driven primarily by a $4.0 million decrease in revenue from pellet procedures and a $0.6 million decrease in service revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in revenue from pellet procedures resulted from a reduction in new clinic additions coupled with clinic attrition and lower procedure volumes from our existing clinics, compared to the three months ended September 30, 2024. The decrease in our service revenue for the three months ended September 30, 2025 was primarily related to a decrease in training revenue, which was driven by the reduction in new clinic additions and a decrease in technology fees earned from physician orders placed through our BioteRx platform compared to the three months ended September 30, 2024. These decreases in revenue were partially offset by a $0.9 million increase in revenue from Biote-branded dietary supplements which resulted from an increase in activity on our e-commerce site with Amazon for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Cost of revenue

Cost of revenue for the three months ended September 30, 2025 decreased $1.7 million, or 11.4%, to $13.5 million compared to the three months ended September 30, 2024. Cost of pellet procedures decreased 22.7% while revenue from pellet procedures decreased 10.4%, reflecting the continued cost savings from the vertical integration of Asteria Health coupled with the decrease in revenue from pellet procedures compared to the three months ended September 30, 2024. Cost of Biote-branded dietary supplements decreased $0.3 million for the three months ended September 30, 2025, primarily as a result of product mix, compared to the three months ended September 30, 2024.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2025 increased $2.2 million, or 9.3%, to $26.2 million compared to the three months ended September 30, 2024. This increase was primarily due to the recognition of $1.2 million in expenses related to our annual marketing event for the three months ended September 30, 2025 due to a shift in the timing of the event to the third quarter of 2025. In 2024, the Company hosted this annual marketing event and incurred the related expenses during the three months ended June 30, 2024. Additionally, for the three months ended September 30, 2025, marketing expenses increased $0.9 million due to increased activity on our e-commerce site with Amazon and other strategic marketing activities, compared to the three months ended September 30, 2024. Additionally, fees for consulting services increased $0.8 million compared to the three months ended September 30, 2024, partially due to an increase in our SOX 404 readiness activities and material weakness remediation efforts and other consulting fees incurred in connection with our commercial organization transformation initiative. These increases were partially offset by a $0.8 million decrease in legal expenses compared to the three months ended September 30, 2024.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2025, decreased $0.8 million to $2.7 million compared to the three months ended September 30, 2024 primarily due to a lower principal balance on our Term Loan and lower monthly interest rates, compared to the three months ended September 30, 2024.

Gain from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was due to a $1.02 decrease in the closing price of our Class A common stock during the three months ended September 30, 2025, compared with a decrease of $1.89 for the three months ended September 30, 2024. The decrease in the closing price of our Class A common stock for the three months ended September 30, 2024 outpaced the decrease in the closing price of our Class A common stock for the three months ended September 30, 2025, resulting in a decrease in the gain from change in the fair value of the earnout liabilities during 2025. In addition to the changes in the closing price of our Class A common stock during the three months ended September 30, 2025 and 2024, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated loss recorded for the periods presented.

Other Income, Net

The change in other income, net for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily due to foreign currency fluctuations during the period.

Income Tax (Benefit) Expense

Income tax expense for the three months ended September 30, 2025 decreased $4.0 million to an income tax benefit of $0.8 million, compared to the three months ended September 30, 2024. This decrease in expense was primarily driven by a larger decrease in the year-to-date and forecasted profit before tax as of September 30, 2025, compared to September 30, 2024, combined with a decrease in the forecasted annual effective tax rate as of September 30, 2025.

The table and discussion below present our results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Revenue:
Product revenue	$141,635	$143,952
Service revenue	4,176	3,405
Total revenue	145,811	147,357
Cost of revenue
Cost of products	37,260	41,924
Cost of services	2,763	2,167
Cost of revenue	40,023	44,091
Selling, general and administrative	77,066	74,422
Income from operations	28,722	28,844
Other income (expense), net:
Interest expense, net	(8,490)	(7,779)
Gain (loss) from change in fair value of earnout liabilities	11,776	(18,825)
Other expense, net	(27)	(4)
Total other income (expense), net	3,259	(26,608)
Income before provision for income taxes	31,981	2,236
Income tax expense	3,001	5,673
Net income (loss)	$28,980	$(3,437)

Revenue

Revenue for the nine months ended September 30, 2025 decreased $1.5 million, or 1.0%, to $145.8 million compared to the nine months ended September 30, 2024. The decrease was primarily driven by an $8.5 million decrease in revenue from pellet procedures that resulted from a slowdown in new clinic additions coupled with lower procedure volumes from our existing clinics, compared to the nine months ended September 30, 2024. This decrease was partially offset by a $5.3 million increase in revenue from Biote-branded dietary supplements and a $0.8 million increase in service revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in Biote-branded dietary supplements resulted from the continued focus on promoting our e-commerce site with Amazon for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 when we were transitioning a portion of this business from a third-party distributor to our e-commerce site. The increase in our service revenue for the nine months ended September 30, 2025, was related to a rise in technology fees earned from physician orders placed through our BioteRx platform compared to the nine months ended September 30, 2024.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2025 decreased $4.1 million, or 9.2%, to $40.0 million compared to the nine months ended September 30, 2024. Cost of pellet procedures decreased 22.5% while revenue from pellet procedures decreased 7.5%, reflecting the continued cost savings from the vertical integration of Asteria Health coupled with the decrease in revenue from pellet procedures compared to the nine months ended September 30, 2024. Cost of Biote-branded dietary supplements increased $0.9 million for the nine months ended September 30, 2025 primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the nine months ended September 30, 2024.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2025 increased $2.6 million, or 3.6%, to $77.1 million compared to the nine months ended September 30, 2024. This increase was due to a $2.0 million increase in marketing expenses and was primarily driven by increased activity on our e-commerce site with Amazon as well as other strategic marketing activities, compared to the nine months ended September 30, 2024. Expenses related to our annual marketing event increased $0.4 million compared to the nine months ended September 30, 2024, partially due to a reduction in contributions from sponsors. For the nine months ended September 30, 2025, our bad debt expense increased $0.7 million compared to the nine months ended September 30, 2024 due to an increase in aging receivables and the timing of collections as of September 30, 2025. These increases were partially offset by a $0.7 million decrease in legal expenses incurred in connection with the 2024 acquisitions of Asteria Health and Simpatra.

Interest Income, Net

Interest expense, net for the nine months ended September 30, 2025 increased $0.7 million, or 9.1%, to $8.5 million compared to the nine months ended September 30, 2024 due to a $1.2 million increase in accreted interest related to our share repurchase liabilities and a decrease in interest income earned on our money market account as a result of lower cash balances during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was partially offset by a decrease in interest expense on our Term Loan due to a lower principal balance and lower monthly interest rates during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Gain (Loss) from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 51.4% decrease in the closing price of our Class A common stock during the nine months ended September 30, 2025, compared with an increase of 13.0% for the nine months ended September 30, 2024. In addition to the changes in the closing price of our Class A common stock during the nine months ended September 30, 2025 and 2024, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated loss recorded for the periods presented.

Other Income (Expense),Net

The change in other income (expense), net for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2025 decreased $2.7 million compared to the nine months ended September 30, 2024. This decrease in expense was primarily driven by the decrease in the year-to-date and forecasted profit before tax as of September 30, 2025, compared to September 30, 2024, and a decrease in the forecasted annual effective tax rate.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024		2025	2024
Net income (loss)	$9,216	$12,657		$28,980	$(3,437)
Interest expense, net(1)	2,733	3,542		8,490	7,779
Income tax (benefit) expense	(765)	3,198		3,001	5,673
Depreciation and amortization(2)	952	810		2,719	2,436
Share-based compensation expense(3)	2,410	2,245	`	6,723	6,849
Litigation expenses-former owner(4)	68	122		300	711
Litigation-other(5)	323	401		1,215	493
Legal settlement and related expenses(6)	—	18		(226)	18
Inventory fair value write-up(7)	—	118		—	1,324
Transaction-related expenses(8)	—	37		—	82
Restructuring-related expenses(9)	31	—		586	—
Other expenses(10)	833	67		1,685	1,354
Merger and acquisition expenses(11)	—	200		110	995
(Gain) loss from change in fair value of earnout liabilities	(2,920)	(7,213)		(11,776)	18,825
Adjusted EBITDA	$12,881	$16,202		$41,807	$43,102

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account. Interest expense, net, included accreted interest related to the share repurchase liabilities of $0.7 million and $2.7 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $1.5 million for the three and nine months ended September 30, 2024, respectively.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense included in cost of products was $0.2 million for each of the three and nine months ended September 30, 2025, respectively, and $0.01 million and $0.03 million for the three and nine months ended September 30, 2024, respectively.
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
(8)
Represents transaction costs including legal fees of $0.04 million and $0.08 million during the three and nine months ended September 30, 2024, respectively, which were incurred in connection with the filing of, and transactions contemplated by, the Company’s securities offerings. No such filing fees were incurred during the three and nine months ended September 30, 2025.

(9)
Represents restructuring costs incurred during the three and nine months ended September 30, 2025 related to a workforce reduction primarily within our commercial organization.
(10)
Represents executive severance costs of $0.7 million and $1.2 million, strategic consulting and legal expenses related to the Chief Executive Officer transition of $0.1 million and $0.4 million and realized foreign currency losses of less than $0.01 million and $0.01 million for the three and nine months ended September 30, 2025. For the three months ended September 30, 2024, represents professional services fees of $0.07 million incurred related to the accounting treatment of the share repurchase liabilities and a realized foreign currency loss of less than $0.01 million. For the nine months ended September 30, 2024, represents professional services fees of $0.2 million incurred related to the accounting treatment of the share repurchase liability, strategic consulting and advisory services of $0.6 million, executive severance costs of $0.3 million, excise tax related to repurchases of Class A common stock of $0.2 million and a realized foreign currency loss of less than $0.01 million for the nine months ended September 30, 2024.
(11)
Represents legal fees and professional fees totaling $0.1 million incurred during the nine months ended September 30, 2025, to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business. For the three months ended September 30, 2024, represents legal fees of $0.2 million and for the nine months ended September 30, 2024, represents legal fees of $0.7 million and professional services fees of $0.3 million incurred during the nine months ended September 30, 2024, respectively, related to our recent acquisitions and other strategic opportunities.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $28.0 million and $39.3 million, respectively. Additionally, as of each September 30, 2025 and December 31, 2024, we had $50.0 million of Revolving Loans available under our Truist Credit Agreement.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$27,625	$32,875
Net cash used in investing activities	$(4,500)	$(17,487)
Net cash used in financing activities	$(34,424)	$(66,149)

Operating Activities

Cash flows from operating activities result primarily from fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Cash flows from operating activities are affected by earnings levels and changes in working capital related to our business. Working capital varies from period to period and can be affected by changes in our inventory levels due to varying demand for our products, the timing and amount of deposits required by our suppliers for future inventory purchases, the timing of cash collections on accounts receivable and the timing of repayments of our liabilities.

Net cash provided by operating activities for the nine months ended September 30, 2025 decreased $5.3 million to $27.6 million compared to $32.9 million for the nine months ended September 30, 2024. Our cash flow from working capital for the nine months ended September 30, 2025 was primarily impacted by a $4.7 million increase in cash used for inventory attributed to (i) the purchase of raw materials, (ii) an increase in pellet inventory due to the slowdown in new clinic additions and lower procedure volumes from our existing clinics and (iii) our Biote-branded dietary supplement inventory depleting at a slower pace compared to the nine months ended September 30, 2024. Working capital for the nine months ended September 30, 2025 was also impacted by a $1.6 million increase in cash used to fund accounts payable, which was attributed to the timing of the receipt of invoices for inventory and other operating expenses and the subsequent payment of those invoices.

Investing Activities

Net cash used in investing activities decreased $13.0 million to $4.5 million for the nine months ended September 30, 2025, compared to $17.5 million for the nine months ended September 30, 2024. This decrease was principally driven by the acquisition of Asteria Health, Simpatra and BioSana during the nine months ended September 30, 2024, partially offset by an increase in purchases of property and equipment and capitalized software during the nine months ended September 30, 2025 of $0.8 million and $0.6 million, respectively.

Financing Activities

Net cash used in financing activities decreased $31.7 million to $34.4 million for the nine months ended September 30, 2025, compared to $66.1 million for the nine months ended September 30, 2024. Cash payments required under our repurchase liabilities decreased $37.1 million in 2025 to $25.1 million compared to $62.2 million in 2024. As of September 30, 2025, we have repaid approximately 67.4% of the liabilities. Additionally, cash used to repurchase Class A common stock decreased $2.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to a decrease in the number of shares of Class A common stock repurchased and a lower average price paid per share in 2025. These decreases were partially offset by a $10.0 million repayment on borrowings under our revolving loans during 2024.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2024 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K. During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our 2024 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our enterprise resource planning system. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of September 30, 2025.

In order to address this previously reported material weakness, we hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. We have reviewed and assessed access within our information systems in light of our limited staff and began implementing mitigating controls where proper segregation may not be feasible. Additionally, we have formalized our policies and procedures and designed controls to improve user access reviews and change management procedures for key systems and have enacted a plan to commence testing these controls in the future.

While our efforts are ongoing and will continue to take additional steps to address this material weakness; however, our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects and we cannot guarantee that these objectives will prevent or detect material weaknesses in the future. The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Although we are working to remediate the identified material weakness, we can provide no assurance that the material weakness will be remediated during fiscal year 2025.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 17, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a charge related to the settlement for the year ended December 31, 2024. In accordance with the terms of the settlement agreement, on February 28, 2025, the Company paid $3.5 million to Right Value. The remaining $1.5 million liability was included in accrued liabilities on the Company’s September 30, 2025 condensed consolidated balance sheet.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025. The parties have completed their briefing, and oral argument occurred on October 8, 2025. The Delaware Supreme Court has not yet ruled on the appeal.

The Company believes the claims asserted in the July 12, 2024 Litigation are without merit and intends to vigorously defend against them. However, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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

On July 11, 2025, Vice Chancellor Laster entered another temporary restraining order which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on July 18, 2025, Donovitz removed the action to the United States District Court for the District of Delaware. BioTE has sought to remand the case back to the Delaware Chancery Court, but briefing on that motion has not yet been completed. The parties have agreed that the Delaware temporary restraining order will remain in force until the motion to remand is resolved and hearing is held on whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction. On October 23, 2025, the District Court ordered the action remanded to the Delaware Court of Chancery. A hearing has not yet been scheduled to resolve whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction.

On November 3, 2025, the Company executed an amendment to that certain settlement agreement with Gary S. Donovitz, pursuant to which the Company agreed to repurchase the remaining 6.1 million shares of Dr. Donovitz’s Class V voting stock for a lump sum payment of $18.5 million on January 2, 2026 in consideration for the full satisfaction of the Company’s remaining payment obligations under the settlement agreement. As a result, the Company expects to reduce its forward share repurchase liability in the fourth quarter of 2025 by approximately $9.9 million with an offset to additional paid-in capital. In addition to settling the forward share repurchase liability, the parties agreed to dismiss, with prejudice, the various pending legal matters between the parties in the states of Delaware and Texas. Further the restrictive covenants in the original settlement agreement will continue in full force and effect until April 24, 2027 and the mutual general releases and covenants not to sue were amended and made effective as of November 3, 2025.

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

Current or future tariffs or other restrictive trade measures may significantly raise the costs of raw materials, components or finished goods, which may adversely impact our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. In particular, we source estradiol from China and trocars from Pakistan, and the tariffs may increase the costs of obtaining such materials. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.

Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2024, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $20.0 million of our outstanding Class A common stock.

The program grants management the authority to repurchase our Class A common stock in the open market, in privately negotiated transactions or by other means in accordance with applicable state and federal securities laws. The timing of any repurchases under the share repurchase program is at the discretion of management and depends on a variety of factors, including market conditions, contractual limitations and other considerations. The share repurchase program may be expanded, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

During the three months ended September 30, 2025, we repurchased 1,011,767 shares of our Class A common stock for a total of $3.4 million, at an average purchase price per share of $3.28 per share. As of September 30, 2025, approximately $11.0 million remained available for additional share repurchases. The following table summarizes the repurchases of our Class A common stock for the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	—	—	—	$14,409,661
August 1, 2025 - August 31, 2025	553,526	3.16	553,526	$12,637,492
September 1, 2025 - September 30, 2025	458,241	3.45	458,241	$11,043,947
Total	1,011,767	$3.28	1,011,767

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.2	Amended and Restated Bylaws of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on February 22, 2023).
10.1*	Amendment to the Settlement Agreement, dated as of September 26, 2025, between the Company and Marci M. Donovitz.
10.2*	Amendment to the Settlement Agreement, dated as of November 3, 2025, between the Company and Dr. Gary S. Donovitz.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

BIOTE CORP.

Date: November 7, 2025	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)