Form 10-K
period 2025-12-31
biote Corp.
filed 2026-03-13
CIK 1819253

8

25.6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $97.9 million, based on the closing price of the registrant’s common stock of $4.02 on June 30, 2025. Shares of the registrant’s common stock held by each officer and director and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 11, 2026, the registrant had 32,300,867 shares of Class A common stock, $0.0001 par value per share, outstanding and 7,249,879 shares of Class V voting stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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
•
the impact of strategic acquisitions and the implementation of our growth strategies;
•
our ability to protect our intellectual property;
•
the heavy regulatory oversight in our industry;
•
changes in applicable laws or regulations;
•
the inability to profitably expand in existing markets and into new markets;
•
the possibility that we may be adversely impacted by other economic, business and/or competitive factors;
•
future exchange and interest rates; and
•
other risks and uncertainties indicated in this Annual Report, including those under Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings the Company has made, or will make, with the Securities and Exchange Commission (the “SEC”).

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
•
Failure by outsourcing facilities and dietary supplement contract manufacturers to meet applicable standards or, in the case of third-party facilities, to meet their obligations to us, could materially harm our reputation, business, financial condition and results of operations.
•
We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and Biote-owned Asteria Health to support the compounding of bioidentical hormones for prescribers.
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

Summary of Risks Related to Intellectual Property

•
If we are unable to obtain and maintain patent protection for any products or methods we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our Biote-branded dietary supplements, and our ability to successfully commercialize any products we may develop may be adversely affected. If we are not able to avoid infringement of third-party intellectual property rights, our ability to commercialize products may be limited unless we secure a license to such rights.
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
•
If the FDA takes regulatory action to implement any of the National Academies of Sciences, Engineering, and Medicine (the “NASEM”) recommendations for compounded bioidentical hormones, this may have a substantial effect on the ability of the outsourcing facilities to compound the bioidentical hormone pellets utilized by Biote-certified practitioners, which would have a substantially negative impact on our revenue and business operations.
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

PART I

Item 1. Business.

The business and the industry in which biote Corp. (inclusive of its consolidated subsidiaries,“Biote” “we,” “us,” or “our”) operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by independent parties and by Biote.

Overview

We operate a high-growth practice-building business within the hormone optimization space. Similar to a franchise model, we provide the necessary components to enable Biote-certified practitioners to establish, build, and successfully implement a program designed to optimize hormone levels using personalized solutions for their patient populations. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy (“HRT”) products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. We generate revenues by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. By virtue of our historical performance over the past 14 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

To capitalize on this large and underserved market opportunity, we developed a highly differentiated practice-building platform to enable practitioners to treat the hormone imbalance symptoms experienced by their patients. The Biote Method has been designed specifically for practitioners who focus on treating perimenopause in women; post-menopause in women; and andropause/hypogonadism in men. It is constructed to bridge the existing gaps which exist in education and treatment options, while improving the efficiency of practitioners’ business operations and the hormone health of their aging patient base. Over the past 14 years, we have built our platform to provide highly differentiated education and training, practice support resources and inventory management tools that would be difficult for a practice to otherwise attain on their own.

We empower Biote-certified practitioners by requiring rigorous in-person training, testing and certification for all Biote-certified practitioners and office staff wishing to use the Biote Method in their practice. Our practitioner instructors are among the nation’s most experienced clinical experts in hormonal therapy, including multiple modalities of HRT such as creams, gels, patches, pills, injections and compounded bioidentical hormone pellets. We teach clinicians how to identify early indicators of hormone-related aging conditions, and we believe we are the top practitioner educators by virtue of our experience over 14 years, with approximately six million hormone optimization procedures performed by Biote-certified practitioners, including approximately 400,000 active patients, in each case, as of December 31, 2025. We offer training centrally and regionally to provide consistent and ongoing technical education. On an ongoing basis, we provide access to clinical and technical support for Biote-certified practitioners.

To offer a turnkey platform, we leverage the data Biote-certified practitioners collect using inventory management software for regulatory and record management to seamlessly assess a simple procedure-based revenue model that encompasses fees for the education, training, re-training, comprehensive administrative services and support, and for pass-through cost of pellets that practitioners may choose to provide as part of the Biote Method. We believe our revenue model represents an objective method to assess fees across the varying size and sophistication of our Biote-certified practitioners and clinics beginning with the first day of training and continuing throughout the treatment of each practitioner’s patient. Additionally, this revenue model provides our Biote-certified practitioners with consistency and predictability, notwithstanding the variability in services required to support their practices during any given period. Our revenue model also offers efficiency and transparency for inventory management, as each procedure is electronically recorded through our technology platform without requiring additional workflow.

The Biote Method’s enhanced proprietary clinical decision support software (“CDSS”) assists physicians in establishing individualized dosing for patients. Inventory management software and business tools allow practitioners to efficiently manage the record management, product acquisition, inventory logistics and the business end of a robust hormone optimization practice. We provide Biote-partnered clinics access to FDA-registered outsourcing facilities that can supply a wide array of hormone optimization products for the patients of Biote-certified practitioners. We provide information to Biote-certified practitioners regarding how to integrate with inventory management software. Inventory management software allows Biote-certified practitioners to manage orders and maintain accurate inventory records to keep their regulatory and business systems up to date.

Beyond the breadth and depth of our commercial and operational platform, the Biote name has achieved strong brand recognition among practitioners and patients in the communities we serve, as illustrated by QY Research’s market research publication entitled “South & North America Hormone Replacement Therapy Market Insights and Forecast to 2026.” Practitioners undertaking the Biote Method can be confident that our exclusive training and practice building tools will prepare them to provide excellent and differentiated care to patients. We believe this has led to high practitioner satisfaction, as evidenced by a retention rate of over 91% among Biote-certified practitioners as of December 31, 2025. We are contracted with and provide comprehensive support to over 9,200 practitioners that have adopted the Biote Method in their practices. Leveraging our brand strength, we offer marketing assistance, including office signage and patient education materials, to every Biote-certified practitioner within our network.

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

We have a track record of consistently achieving profitable growth. Our four-year procedure revenue compound annual growth rate (“CAGR”) from 2019-2025 was 4.6%. Our revenue was $192.2 million and $197.2 million for the years ended December 31, 2025 and 2024, respectively. Net income was $31.6 million and $0.05 million for the years ended December 31, 2025 and 2024, respectively.

Segments

We operate as one operating segment. We generate substantially all of our revenue from long-term service agreements and sales of Biote-branded dietary supplements. See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report.

The Clinical Need to Treat Hormone Imbalance

Biote-certified practitioners primarily focus their treatments on women experiencing symptoms due to hormonal imbalance before, during, and after menopause, and men experiencing symptoms of hypogonadism and male sex hormone deficiency. According to a 2015 study entitled “Use of Compounded Hormone Therapy in the United States: Report of The North American Menopause Society Survey,” by Margery L.S. Gass, Cynthia A. Stuenkel, Wulf H. Utian, Andrea LaCroix, James H. Liu and Jan L. Shifren, it is estimated that as many as 200 million Americans are affected by hormonal imbalance and approximately 80% are untreated, according to a 2014 study entitled “Systematic Literature Review of the Epidemiology of Nongenetic Forms of Hypogonadism in

Adult Males” by Victoria Zarotsky, et al. The corresponding treatment market for hormone replacement therapies is large and diverse, both in terms of the number of products, the number of suppliers, the type of administration and regulatory requirements for producing and distributing these products. Bioidentical optimization, which provides hormone supplementation that can be administered to patients just two or three times per year, is a highly differentiated segment of this market. Biote-certified practitioners perform about 85% of their hormone optimization procedures on female patients and approximately 15% of such procedures on male patients. As the U.S. population continues to age, we believe the number of patients seeking relief from the symptoms of hormone imbalance will continue to grow.

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

We believe our competitive advantage lies in the breadth and completeness of our offering, which supports practices in pursuing excellence in all facets of patient care. We provide partnered clinics with up-to-date scientific education delivered by highly experienced practitioner instructors. Our training content is based on a scientifically rigorous approach and is continually updated. We further provide Biote-certified practitioners with the clinical mentorship, practice support resources, inventory management tools and marketing capability necessary to operate an efficient hormone optimization practice. Biote-certified practitioners can access FDA-registered 503B outsourcing facilities and 503A compounding pharmacies that can supply hormone optimization therapies should practitioners determine such treatment is appropriate for their patients. Further, our practice management software allows Biote-certified practitioners to efficiently order, track and manage hormone optimization product inventory, and meet other administrative requirements. Inventory management software is integrated with the outsourcing facilities’ own software to facilitate ordering and inventory control.

Biote-certified practitioners who are trained in the Biote Method may prescribe bioidentical compounded hormone pellets prepared by either our compounder, Asteria Health or third-party compounders, known as outsourcing facilities, which are governed by Section 503B of the FDCA. Section 503B includes requirements regarding registration and reporting, use of bulk drug substances in compounding, a prohibition on compounding copies of FDA-approved drugs and wholesaling, and certain requirements for labeling, among others. Entities registering as outsourcing facilities are subject to current good manufacturing practices (“cGMP”) requirements and regular FDA inspections, among other requirements.

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

A majority of the bioidentical compounded hormone pellets used by Biote-certified practitioners as part of the Biote Method are manufactured by our 503B outsourcing facility, Asteria Health, and we also contract with certain third-party operators of FDA-registered 503B outsourcing facilities, namely AnazaoHealth Corporation (“AnazaoHealth”), and Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop (“Carie Boyd’s”). It is Biote’s understanding that these 503B outsourcing facilities make these compounded drugs from bulk substances that comport with FDA’s final guidance on its interim policy on bulk substances. However, we do not control or direct the compounding processes of the AnazaoHealth or Carie Boyd 503B outsourcing facilities. While Biote generates revenue by charging the Biote-partnered clinics procedure-based fees associated with the Biote-provided end-to-end platform for running an efficient practice that includes tracking compounded products ordered from 503B outsourcing facilities, as well as other services, Biote does not receive compensation for the sale of bioidentical pellets from these 503B outsourcing facilities to Biote-certified practitioners. For more information about compounding facilities, please see the section entitled “Regulation of Compounded Drug Products.”

Our Biote-branded dietary supplements are a natural extension of our practice-building business and represent approximately 22% of our annual revenues. We sell dietary supplements that may support normal hormone and vitamin levels as well as general physiological function in an aging population. Our Biote-branded dietary supplements provide Biote-certified practitioners with an opportunity to further support other important aspects of a patient’s profile and simultaneously increase practice revenue. Biote-partnered clinics directly purchase Biote-branded dietary supplements from us, and our third-party logistics (“3PL”) suppliers fill and ship directly to the ordering practice. The Biote-partnered clinic then sets their own pricing in compliance with our applicable policies and sells Biote-branded dietary supplements directly to patients. We have leveraged our existing commercial infrastructure and relationships with Biote-certified practitioners to build our Biote-branded dietary supplement business. As a result, as of December 31, 2025, approximately 70% of Biote-branded dietary supplements were sold through Biote-certified practitioners. Approximately 65% of our partnered clinics offer Biote-branded dietary supplements, for an average supplement volume per practice of approximately $7,900 as of 2025.

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

Testosterone can be formulated for use by both women and men. However, FDA-approved testosterone products exist exclusively for men. Testopel is an example.

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
•
Comply with the U.S. Drug Enforcement Administration’s (the “DEA”) inventory control regulations for all scheduled drugs; and
•
Use our proprietary technology, including inventory management software, our CDSS, training materials and educational videos to ensure proper procedure and protocol execution.

Biote training facilities & faculty—We operate one national and four regional training facilities for Biote-certified practitioners, healthcare providers and medical staff. The 12-person practitioner clinical faculty and 5 medical advisors provide on-site and virtual educational programs, seminars, training, refresher courses in hormone optimization, vitamin and Biote-branded dietary supplement guidance, and other topics. As of December 31, 2025, over 9,200 providers in more than 5,300 clinics nationwide have successfully completed our rigorous curriculum and clinical training program. Upon completion, each Biote-certified practitioner is teamed with an experienced Biote-certified practitioner who is committed to providing mentorship and guidance, including with respect to regulatory compliance, education and new research updates.

Inventory management software—We require Biote-partnered clinics to keep patient and inventory records, which was accomplished historically with manually-completed paper copies. To help our practitioners automate this process, we offer inventory management software as part of our platform, which provides inventory management services to enable Biote-partnered clinics to comply with DEA and applicable state regulations for the hormones that Biote-certified practitioners may order from 503B outsourcing facilities. Inventory management software is integrated with the outsourcing facilities’ software to facilitate ordering and inventory control. As each Biote-partnered clinic stores and dispenses these hormones, this software performs the critical function of monitoring and tracking the necessary detail regarding the administration of controlled substances. Inventory management software also provides robust data analytics which allows the practitioner to effectively manage their processes and internal records. We also leverage this data to electronically transmit to us the number of hormone optimization pellet insertion procedures performed, affording us the most direct way to seamlessly assess a fair, transparent and consistent fee for our Biote Method, including the education, training, re-training and comprehensive services and support.

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

Biote-branded Dietary Supplements—Our expanding Biote-branded dietary supplements business sells dietary supplements that may support normal hormone and vitamin levels, as well as general physiological function in an aging population. We introduced our line of Biote-branded dietary supplements in 2013 with two specific dietary supplement products, DIM SGS+ and ADK 5. The line has since grown to include 26 dietary supplements, priced between $10.00 and $126.50. We offer wholesale sales directly to over 3,500 Biote-certified practitioners through our own eCommerce site, efficiently leveraging the core Biote provider platform. Practitioners then re-sell to their patients through online stores or in-clinic. As of December 31, 2025, 65% of Biote-partnered clinics also offer our Biote-branded dietary supplement products. Biote-branded dietary supplement sales accounted for approximately 22% of our revenue in 2025.

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

Brand awareness among practitioners—We believe that our patient education materials reinforce the commitment by our Biote-certified practitioners to be medically and technically well-prepared to effectively address patients’ symptoms by providing individualized treatment to help patients “achieve their best self”. We believe that Biote-certified practitioners identify with the Biote brand because we provide a reliable education and business platform and enable them to build a profitable practice area.

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

Practitioner Growth, Sales, Brand and Marketing

Clinic and Practitioner Growth

As of December 31, 2025, we contract with over 9,200 Biote-certified practitioners in more than 5,300 partnered clinics, and many Biote-certified practitioners are also patients. In 2025, we contracted with approximately 850 new partnered clinics, bringing the total number of partnered clinics to over 5,300. Since we started in 2012, our commercial footprint has expanded to 10 core states, which, as of December 31, 2025, generated approximately 53% of our revenue:

• Alabama • Arkansas • Colorado • Florida • Georgia	• Louisiana • Mississippi • New Mexico • Oklahoma • Texas

We employ targeted methodologies that consider practice demographics and practitioner prescribing history to identify the best potential practitioners within each area of medical specialty and geography. We also utilize these analytics in determining optimal geographies for new sales territories. Although there are approximately 1.2 million total providers in the United States, we target practitioners who are already prescribing alternative HRT patient care-related and having conversations with patients about hormone-related symptoms that impact patient health and wellbeing. This target set includes practitioners in OB/GYN, family and general practice, urology, and internal medicine. In our experience, patients most often seek out practitioners within these distinct specialties when experiencing menopause or andropause symptoms. In 2019, there were approximately 260,000 practitioners in the United States within our targeted specialties: family and general practice (approximately 108,000); obstetricians and gynecologists (approximately 39,000); internal medicine (approximately 104,000); and urologists (approximately 9,000). These are the specialties that patients typically contact when experiencing the symptoms associated with menopause and andropause. As a result, these practitioners are actively searching for a therapeutic solution to the health challenges faced by their existing patients. Of this group, we currently target the top three deciles from the relevant specialties, which represents approxirmately 78,000 practitioners. Practitioners in these four specialties have appropriate patient demographics and have proven they can be developed into capable hormone optimization practices. Our own business experience confirms that more than half of our revenue in 2025 was generated from two provider specialties: family and general practice and OB/GYN. Currently, approximately 70% of our customer base is comprised of OB/GYN, family and general practice, urology and internal medicine practices. We believe this target mix accurately reflects our potential by specialty. As such, our practitioner-focused marketing efforts are directed accordingly.

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

We derive the majority of our revenue through service fees that encompass the comprehensive platform and wraparound support we provide our Biote-partnered clinics. These service fees are realized when Biote-certified practitioners perform HRT procedures utilizing pellets dispensed in office. During the year ended December 31, 2025, these service fees generated approximately 71% of our revenue.

This procedure-based revenue model provides our Biote-certified practitioners with consistency and predictability and is not dependent on the volume of bioidentical hormone pellets ordered by practitioners or the number of patients that may visit a clinic. Although there is a correlation between our revenue model and the hormone optimization procedure involving the use of bioidentical hormone pellets, the fees that we charge our Biote-partnered clinics are designed to cover the wide array of education, training, re-training, comprehensive administrative services and support and for pass-through cost of pellets that practitioners may prescribe as part of the Biote Method.

Sales

Our company began in Texas in 2012 and, since that time, has expanded into the geographically adjacent states. As of December 31, 2025, we had a 115-person sales force, structured to attract new Biote-certified practitioners while simultaneously supporting the productivity within existing partnered clinics. As of December 31, 2025, our 108 person commercial sales team consisted of a senior vice president of sales, regional managers, district managers and an inside sales team, which works in tandem with our sales team in the field and focuses on smaller target markets.

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

Brand

The Biote brand has been cultivated over 14 years to reinforce a “science-based, patient focused” approach to our practice building model. We believe that the quality of our platform, our size and scale differential, combined with strong brand placement throughout point-of-care delivery has enabled us to establish Biote as a highly recognized brand in the hormone optimization space. By the end of 2025, approximately six million patient procedures had been performed by Biote-certified practitioners. We believe the patient experiences generated through the Biote Method are both strong and unique in our competitive environment.

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

We believe that the acceptance and strength of the Biote brand has enabled us to successfully launch and build our companion Biote-branded dietary supplement line. Practitioners frequently prescribe supplements as adjunct to hormone therapy. As of December 31, 2025, approximately 70% of Biote-partnered clinics also sell Biote-branded dietary supplement products. As patients trust the recommendations of their practitioner, our Biote-branded dietary supplements are likewise trusted and purchased. As a company, we benefit from this continued brand leverage.

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

Our Corporate Growth Strategy

U.S. Geographic Expansion

Since our initial founding in Texas, we have demonstrated a strong ability to scale. During the year ended December 31, 2025, we conducted approximately 53% of our business in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Informed by both data and our past success, we are confident in our ability to further expand our U.S. geographic footprint. In 2026, we plan to expand our commercial sales team, add new geographies and expand our training capacity to meet the increased rate of new Biote-partnered clinics. In order to efficiently identify new growth opportunities, we use demographic and practitioner-level data such as identifying prescription patterns and prescription purchasing data to assist in understanding the needs of new practices.

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

Our current presence outside of the continental United States is in Puerto Rico, Mexico, and the Dominican Republic.

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

Our Biote-branded dietary supplement business has grown at a 9.5% CAGR between 2019 and 2025. In addition to generating continued growth through new patients added via our geographic expansion and through direct-to-consumer channels, we believe there is an important growth opportunity to expand the size of our Biote-branded dietary supplement portfolio through new product launches and increased education of Biote-certified practitioners on these products.

Strategic Acquisitions and Product Offerings

We have historically reinvested our revenue to fund our geographic expansion.

On March 18, 2024, we acquired Asteria Health, a privately held 503B outsourcing facility to compound bioidentical hormones. The total consideration of $9.0 million consisted of $8.5 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics.

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

Employees

As of December 31, 2025, we had 223 employees, across 11 departments. This includes eight employees on the executive team, 131 in sales, marketing and customer support, 36 in supply chain and operations, 28 in Corporate-related departments, such as Accounting, Finance and Human Resources and 20 in information technology. We believe our employee relations are good. None of our employees work under any collective bargaining agreements. All of our employment and consulting agreements include employees’ and consultants’ covenants with respect to confidentiality, noncompetition, nonsolicitation and assignment to us of intellectual property rights developed in the course of their employment with us. However, there can be no assurance that these agreements will be enforceable or that they will provide us with adequate protection.

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

Supply Chain for Dietary Supplements and Pellet Insertion Kits

Our supply chain management enables planning of near-term and long-term business growth because we have full visibility into the production and distribution of resources that influence capacity planning. We sell 26 custom-branded dietary supplements, manufactured to exacting specifications by 11 U.S.-based suppliers. Currently, no one supplier manufactures more than seven products within our portfolio. We have chosen and continually evaluate our dietary supplement suppliers based on multiple factors including: 1) reputation and experience in the dietary supplement space; 2) expertise they bring to a specific product category; 3)

ability to consistently execute all aspects of the manufacturing and packaging process to Biote quality standards; 4) on-time order fulfillment; and 5) cost.

We strive for supplier consistency within our supply chain. However, we do not hesitate to change or add new suppliers when there is potential to either improve our dietary supplement product offerings or gain operational leverage through better cost position and/or supplier service levels. We aim to maintain rigid quality control standards, ensuring the products and services of every dietary supplement and ingredient supplier and vendor meet or exceed our expectations. While all dietary supplement products are currently single source manufactured, we have back-up suppliers for contingency situations, should they arise. While no single dietary supplement product was sufficiently large enough to justify dual source of supply in 2025, we regularly evaluate this decision from a risk management perspective and expect to add second source dietary supplement suppliers in 2026 to manage supply chain interruption risks,if any and to reduce our costs related to our Biote-branded dietary supplements.

Our Biote-branded dietary supplement inventory and shipping are executed by a 3PL partner. Our current structure is primarily with B2B as our 3PL ships Biote-branded dietary supplements directly to Biote-certified practitioners, who in turn, sell directly to patients. As our business scales, we envision that our dietary supplement distribution mix will also evolve. We expect to add more Biote-certified practitioners and that a growing percentage of our dietary supplement sales will be direct-to-consumer. We anticipate this will result in fulfillment shifting to a much greater volume of more frequent, smaller orders—directly to patients. While these shifts will occur over time, we are currently planning for the necessary changes to our 3PL structure, including adding one or more shipping locations, to successfully manage this expansion.

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

Patents

As of December 31, 2025, we owned three issued U.S. design patents related to trocars. The first filed of these three patents, D773,664, is subject to a 14-year term and will expire on December 6, 2030. The remaining two patents, D791,322 and D800,307, are subject to a 15-year term and will expire on July 4, 2032, and October 17, 2032, respectively. We pursued these patents to protect the unique design qualities of the trocars recommended for use in our education and training. However, we are no longer using our design patents as specifications for trocar manufacturing, opting instead to purchase and market trocar convenience kits that include commercially available and sourced disposable trocars.

Trademarks

As of December 31, 2025, our trademark portfolio comprises 25 trademark registrations or active trademark applications worldwide. Such portfolio includes nine U.S. trademark registrations, two pending U.S. applications, and 14 non-U.S. trademark registrations.

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

Competition

We face competition from companies engaged in educating and training medical professionals on hormone optimization therapies, such as bioidentical hormone pellet therapy, nutraceuticals and overall therapeutic wellness. Our ability to compete depends, to a great extent on, in no particular order, practitioner patients’ satisfaction, our clinical research program, which supports our education programs through systematic literature reviews and analysis of patient therapy effects in clinical practice, our relationship with our Biote-branded nutraceutical suppliers and our key 503B outsourcing facility partners and our dedicated sales force. Our primary competitors in the education and bioidentical hormone pellet therapy space are Evexias Health Solutions, SottoPelle, Pellecome LLC, Purepell and Pro-pell Therapy Program.

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

Despite the significant availability of dietary supplements, the contents of different brands vary substantially leaving to the consumers to ensure that their purchase matches their physiological needs. In contrast to other competitors, our Biote-branded dietary supplements are primarily sold and recommended by Biote-certified practitioners. As of December 31, 2025, approximately 70% of Biote-partnered clinics also sell Biote-branded dietary supplement products. We believe consumers primarily choose our Biote-branded dietary supplements as they are recommended by their Biote-certified practitioner.

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

The healthcare industry in the United States is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to vendors, medical providers, outsourcing facilities and compounding pharmacies. While our management believes that we are in substantial compliance with all of the existing laws and regulations applicable to us as stated below, such laws and regulations are subject to rapid change and often are uncertain and inconsistent in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and results of operations.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Regulation of Dietary Supplements

Biote-certified practitioners who are trained in the Biote Method may recommend dietary supplements. We are a private-labeler of dietary supplements.

Under the FDCA, “dietary supplements” are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances that are used to supplement the diet, as well as concentrates, constituents, extracts, metabolites, or combinations of such dietary ingredients. The FDCA and its amendments, such as the Food Safety Modernization Act and the Dietary Supplement Health and Education Act of 1994 (the “DSHEA”), provide the FDA with the authority to regulate dietary supplements and dietary ingredients in the supplement products and ensure that they comply with the requirements for identity, purity, quality, strength, and composition. The FDA has the authority to regulate the entire lifecycle of a dietary supplement product, and regulates the formulation, development, manufacture, packaging, labeling, holding, promotion, sale, and distribution of dietary supplements. Under the FDCA, introduction into interstate commerce of misbranded, adulterated, or otherwise unlawful FDA-regulated products is prohibited. Violations such as non-compliance with the FDA labeling requirements, false or misleading statements on a product’s labeling, or non-compliant nutrient declarations can render a product misbranded. In addition, violations such as inclusion of prohibited or dangerous ingredients, production in facilities that do not comply with the cGMP requirements, or production under insanitary conditions can render a product adulterated.

In addition, a dietary supplement product can become adulterated if it includes a new dietary ingredient and the product does not comply with the requirements for new dietary ingredients. A new dietary ingredient is a dietary ingredient that was not marketed in the United States before October 15, 1994. Under the DSHEA, manufacturers and distributors of dietary supplements containing new dietary ingredients must submit a new dietary ingredient notification, unless the ingredient has been present in the food supply as an article used for food in a form in which the food has not been chemically altered. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” that establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before introducing the product into interstate commerce. There can be no assurance that the FDA will accept evidence purporting to establish the safety of any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients. In addition, there is no definitive list of dietary ingredients that are exempt from the new dietary ingredient notification requirement. There is no guarantee that the FDA will agree with us that all of our dietary ingredients comply with this requirement.

The FDA may classify a product depending on the objective intent of the product’s manufacturer and/or distributor as evidenced by the product’s express or implied labeling claims, advertising matter, and oral and written statements by the manufacturer and/or distributor. For example, claims to cure diseases can render a product a drug that is subject to FDA’s drug requirements, such as the requirement to submit to the FDA a new drug application prior to marketing the product. However, certain “health claims,” which are claims that have been reviewed and approved by the FDA associating a nutrient with risk-reduction, but not treatment, of a disease or health-related condition may be included on a dietary supplement product’s labeling. In addition, “structure/function” and general well-being claims are allowed for dietary supplements. Such statements may describe how a particular dietary ingredient affects the structure or function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure or function or general well-being of the body, but such statements may not claim that a dietary supplement will reduce the risk or incidence of a disease. Claims about a product must possess evidence–at the time that the statement is made–substantiating that the statement is truthful and not misleading. Structure/function and general well-being claims must be submitted to the FDA no later than thirty days after first marketing the product with the certification that the company possesses the necessary evidence and must be accompanied by an FDA-mandated label disclaimer tied to the statement, indicating that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There is no assurance, however, that the FDA will agree with our positions on these matters, and it may interpret a claim as an unauthorized health claim or disease claim, in which case we may not be able to use the claim for our products, and we may be subject to enforcement actions stemming from the claims that render a dietary supplement misbranded or cause a product to become an unapproved new drug under the FDCA.

As authorized by the FDCA, the FDA has implemented cGMP regulations, specifically for dietary supplements. These cGMPs impose extensive process controls on the manufacture, holding, labeling, packaging, and distribution of dietary supplements and the components of dietary supplements. They require that every dietary supplement be made in accordance with a master manufacturing record with all dietary ingredients verified by identity testing before use; that each step in manufacture, holding, labeling, packaging, and distribution be defined with written standard operating procedures, monitored, and documented; and that any deviation in manufacture, holding, labeling, packaging, or distribution be contemporaneously documented, assessed by a quality-control expert, and corrected through documented corrective action steps (whether through an intervention that restores the product to the specifications in the master manufacturing record or to document destruction of the non-conforming product). The cGMPs are designed to ensure documentation, including testing results that confirm the identity, purity, quality, strength, and composition of finished dietary supplements. In addition, cGMPs require a company to make and keep written records of every product complaint that is related to cGMPs. The cGMP regulations directly affect all who manufacture the dietary supplements that we sell and our distribution of dietary supplements. The FDA may deem any dietary supplement adulterated, whether presenting a risk of illness or injury or not, based on a failure to comply with any one or more process controls in the cGMP regulations. If deemed adulterated, a dietary supplement may not be introduced into interstate commerce and may be the subject of a recall from the market. It is possible that the FDA will find one or more of the process controls for our products to be inadequate and may require corrective action, may render any one or more of the dietary supplements we sell unlawful for sale, or may result in a judicial order that may impair our ability to market and sell dietary supplements.

The FDCA also requires product labels to include phone numbers or addresses for reporting of adverse events, and requires serious adverse event reporting to the FDA for all supplements. An “adverse event” is defined by statute to include “any health-related event associated with the use of a dietary supplement that is adverse.” While all adverse event complaints received must be recorded in accordance with the cGMPs discussed above, only serious adverse events must be reported to the FDA. A “serious adverse event” is an adverse event that: results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described above. When a manufacturer, packer, or distributor whose name appears on the product label of a dietary supplement receives any report of a serious adverse event associated with the use of the dietary supplement in the United States, the company must submit a “serious adverse event report” on MedWatch Form 3500A or on FDA’s online Safety Reporting Portal. The report must be filed within 15 business days of receipt of information regarding the adverse event. All adverse event reports, whether serious or not, must be recorded and kept in company records under the cGMP rules. A company must maintain records of each report of any adverse event (both serious and non-serious) for a minimum of six years. These records should include any documents related to the report, including: the company’s serious adverse event report to the FDA with attachments; any new medical information about the serious adverse event received; all reports to the FDA of new medical information related to the serious adverse event; and any communications between the company and any other person(s) who provided information related to the adverse event.

Under the FDCA, the FDA also has the authority to inspect facilities that manufacture, process, pack, or hold dietary supplements for introduction into interstate commerce. The FDA typically reviews the facilities and the products that are manufactured, processed, packed, or held in those facilities for compliance with the requirements under the FDCA and its implementing regulations. If the FDA finds non-compliance during the inspection, the FDA may issue a Form 483 Notice of Inspectional Observations that lists and explains the deficiencies that the FDA identified during the inspection. Facilities then must implement corrective actions and provide responses to the FDA; if the FDA finds the corrective actions and responses to be satisfactory, the FDA will close out the inspection. Non-compliance with any of the FDA requirements under the FDCA can result in enforcement actions, including civil and criminal penalties. The FDA may send warning letters, untitled letters, or it-has-come-to-our-attention letters, make public announcements about violative products, request a voluntary recall, order a recall, or it may place the violative company and its products on the Import Alert, thereby stopping all applicable imported shipments. For more serious or repeat violations, the FDA may seek more drastic remedies such as seizures, disgorgement, or injunctions. Criminal violations can result in fines or incarceration. Enforcement actions from the FDA can severely interfere with a company’s ability to conduct its business and can also negatively impact the company’s ability to operate in the future.

The FTC requires advertising for any product, including dietary supplements, to be truthful, not misleading, and properly substantiated. The FTC has promulgated policies and guidance that apply to advertising for food and dietary supplements. For advertisements relating to dietary supplements, the FTC typically requires substantiation in the form of competent and reliable scientific evidence for all express and implied claims. FDA has expressed its intention to apply a standard for the substantiation of dietary supplement claims that is consistent with the FTC approach. Advertisers must possess adequate substantiation for the product claims before disseminating advertisements. The FTC also regulates other aspects of consumer purchases including, but not limited to, promotional offers, telemarketing, continuity plans, and “free” offers. The FTC has instituted numerous enforcement actions against dietary supplement companies for making false or misleading advertising claims and for failing to adequately substantiate claims made in advertising. These enforcement actions have often resulted in warning letters, consent decrees and the payment of civil penalties and/or restitution by the companies involved. Should the FTC determine that our claims are false or misleading or unsubstantiated, we could be subject to FTC enforcement action.

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

Drugs compounded by outsourcing facilities in compliance with Section 503B are exempt from the new drug approval requirements of the FDCA and certain labeling requirements. This means that FDA does not verify the safety or effectiveness of compounded products distributed by outsourcing facilities. Drugs compounded by outsourcing facilities also lack an FDA finding of manufacturing quality before such drugs are marketed. Section 503B outsourcing facilities are subject to FDA inspection and are inspected by FDA on a risk-based schedule. Non-compliance with FDA requirements can result in FDA enforcement actions. FDA may send warning letters or untitled letters; make public announcements about illegal products; request recalls; or it may place the violative company and its products on Import Alert, thereby stopping all applicable incoming shipments. For more serious or repeat violations, FDA may seek more drastic remedies such as seizures, disgorgement, injunctions, or prosecution.

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

Controlled Substance Act. The CSA regulates the manufacture, importation, possession, use, and distribution of certain substances. These controlled substances are categorized into one of five schedules, and their placement is based upon certain factors including the substance’s pharmacological effect, potential for abuse, and dependence liability. Controlled substances are subject to extensive regulation by the DEA, as well as state and local regulatory agencies, regarding procurement, manufacture, storage, shipment, sale, and use. These regulations add additional complications and costs to the storage, use, sale and distribution of such products. All pharmacies, including outsourcing facilities, that handle controlled substances must register with DEA and ensure compliance with the CSA as it relates to the controlled substances in the pharmacy’s possession. All pharmacies, including outsourcing facilities, that are registered with DEA are subject to inspection by DEA. Failure to comply with the CSA may result in civil and criminal liabilities.

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

Under FDA’s Convenience Kits Interim Regulatory Guidance, FDA exercises enforcement discretion and thereby does not require premarket clearance for convenience kits, as it is FDA’s current thinking that such clearance may not be necessary to ensure protection of the public health. Accordingly, unless and until there is formal rulemaking on this issue, FDA intends to exercise its enforcement discretion, i.e., not require 510(k) clearance, for convenience kits if they are consistent with the “Types of Convenience Kits” list. To qualify for the enforcement discretion guidance and not be required to obtain premarket clearance, these kits must consist of components that do not alter the intended use of the individual kit components; only contain components that are legally marketed preamendments devices, exempt from premarket notification, or have been found to be substantially equivalent through premarket notification process; and where the assembler/manufacturer is able to reasonably conclude that any further processing of the kit and its components does not significantly affect the safety or effectiveness of any of its components.

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

The 21st Century Cures Act clarified FDA’s authority to regulate software functions as medical devices by amending the definition of “device” in the FDCA to exclude certain software functions, including clinical decision support software that meet certain criteria. In January 2026, FDA issued final guidance document describing FDA’s interpretation of the exemption under the 21st Century Cures Act for CDSS software and replaces a previous final guidance document on the same topic. Under the 21st Century Cures Act and FDA CDSS guidance, certain software functions are excluded from FDA’s definition of “device” when they meet all the following criteria:

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

Although we believe that our technologies and software are not subject to active FDA regulation, there is a risk that the FDA could disagree. The FDA’s final CDSS guidance significantly narrows the CDSS exception set forth under the 21st Century Cures Act. Further,the FDA taken action, including the issuance of a warning letter, for CDSS products that are not exempt under the 21st Century Cures Act.

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

Other Laws

Regulation of Advertising

The FTC regulates advertising pursuant to its authority to prevent “unfair or deceptive acts or practices in or affecting commerce” under the Federal Trade Commission Act (the “FTCA”). The FTC will find an advertisement to be deceptive if it contains a representation or omission of fact that is likely to mislead consumers acting reasonably under the circumstances, and the representation or omission is material and if the advertiser does not possess and rely upon a reasonable basis, such as competent and reliable evidence, substantiating the claim. The FTC may address unfair or deceptive advertising practices through either an administrative adjudication or judicial enforcement action, including preliminary or permanent injunction. The FTC may also seek consumer redress from the advertiser in instances of dishonest or fraudulent conduct.

In addition, the FDA regulates the advertising of prescription drugs. Promotional materials for prescription compounded drugs may not be false or misleading. Failure to comply with FDA requirements can result in a prescription drug being deemed misbranded under the FDCA. The FDCA prohibits the introduction into interstate commerce of misbranded drugs and doing so can result in administrative or judicial penalties, including civil penalties, injunctions, or in extreme instances, criminal prosecution.

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

The healthcare fraud provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (18 U.S.C. § 1347) prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal identifiable information (“PII”), including health information. HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations also required the creation of national standards to protect sensitive patient health information from being disclosed without the patient’s consent or knowledge. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. Biote-certified practitioners and their clinics may be regulated as covered entities under HIPAA. We may be a business associate of our covered entity clients when we are working on behalf of our covered entity clients and providing services to those clients.

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

Our success depends on the acceptance of the hormone optimization methods we teach in our training. We cannot predict how quickly clinics, practitioners or their patients will accept the Biote Method (as further described in Part I, Item 1. “Business”) or, if accepted, how frequently it will be used. The methods that we currently recommend and any methods we recommend in the future may never gain broad market acceptance. Demonstrated HRT health risks or side effects, as well as negative publicity relating to the same, could negatively impact the perception of patient benefit and generate resistance and opposition from practitioners, which could limit adoption of the Biote Method and have a material adverse impact on our business. To date, a substantial majority of our revenue has been derived from clinics and independent, third-party physicians and nurse practitioners who are certified under our training program (the “Biote-certified practitioners”).

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

Failure by outsourcing facilities and dietary supplement contract manufacturers to meet applicable standards or, in the case of third-party facilities, to meet their obligations to us, could materially harm our reputation, business, financial condition and results of operations.

Currently, outsourcing facilities compound the bioidentical hormone pellets that we recommend as part of our training. The facilities, including Biote-owned Asteria Health, used to compound and distribute bioidentical hormone pellets, which may be prescribed by Biote-certified practitioners, are registered with the FDA as 503B outsourcing facilities. As to the third-party outsourcing facilities, we do not control or direct the compounding or manufacturing processes used by these outsourcing facilities. Similarly, we use contract manufacturers to produce the formulations of the dietary supplements we develop and sell under Biote’s private label, and we rely on those manufacturers for compliance with the applicable regulatory requirements. Moreover, we have developed relationships with third party compounding pharmacies to expand our offering of therapeutic wellness products. Biote does not have control over the ability of third parties to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable international regulatory authority takes steps to restrict or prohibit the manufacture and/or distribution of products from these facilities it would significantly impact our ability to meet consumer demand. In addition, our inability to identify or enter into satisfactory arrangements with any such alternative manufacturing facilities may result in a material adverse effect on our business, financial condition and results of operations.

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

Any of these events could impact our ability to successfully commercialize any future products that we recommend as part of the Biote Method and our current or any future Biote-branded dietary supplements. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production. See also “If a compounded drug formulation provided through an outsourcing facility or a compounding pharmacy leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.” and “—Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we offer or may develop.”

We and Biote-certified practitioners and Biote-partnered clinics are reliant on AnazaoHealth Corporation, Right Value Drug Stores, LLC, and Biote-owned Asteria Health to support the manufacturing of bioidentical hormones for prescribers.

We entered into a Pharmacy Services Agreement with AnazaoHealth Corporation (“AnazaoHealth”) on October 30, 2020 (the “AnazaoHealth Pharmacy Services Agreement”) and an Outsourcing Facility Services Agreement with Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop (“Carie Boyd’s”) on August 1, 2020, as amended by written agreement in September 2020, modified by verbal agreement in November 2020 and amended by written agreement in February 2025 (collectively, the “Outsourcing Facility Services Agreement”), and acquired Asteria Health on March 18, 2024, to build relationships to support Biote-certified practitioners by offering an option for the compounded bioidentical hormones that the practitioners may order or prescribe. AnazaoHealth, Carie Boyd’s and Asteria Health are FDA-registered 503B outsourcing facilities. While Biote-certified practitioners have the option to use a variety of different outsourcing facilities, AnazaoHealth, Carie Boyd’s and Asteria Health are the primary outsourcing facilities of the compounded bioidentical hormone pellets used by Biote-certified practitioners as part of the Biote Method. However, we do not control or direct the compounding or manufacturing processes of the AnazaoHealth and Carie Boyd 503B outsourcing facilities. However, we also do not control the time and resources AnazaoHealth or Carie Boyd’s devotes to compounding bioidentical hormone pellets. If AnazaoHealth, Carie Boyd’s or Asteria Health are unable to successfully fulfill a Biote-certified practitioner’s product orders, or if the state licenses held by AnazaoHealth, Carie Boyd’s or Asteria Health to ship medications for office use throughout the United States are revoked, expire or otherwise not maintained, it could adversely impact the practices of Biote-certified practitioners or Biote-partnered clinics, which could in turn have a material adverse effect on our business, financial condition and results of operations. The FDCA prohibits selling or transferring a drug compounded by an outsourcing facility by an entity other than the outsourcing facility that compounded the drug. In June 2023, the FDA released guidance, “Prohibition on Wholesaling Under Section 503B of the Federal Food, Drug, and Cosmetic Act” clarifying its interpretation of this prohibition. If the FDA determines that we are selling or transferring a drug compounded by an outsourcing facility, we may be subject to penalties under the FDCA. Other changes in state and federal regulatory enforcement with respect to compounded drugs may also affect AnazaoHealth, Carie Boyd’s and Asteria Health, and, in turn, have the potential to harm the practices of Biote-certified practitioners or Biote-partnered clinics or our business.

Additionally, there is no guarantee that we will be able to attract or retain service agreements, or negotiate new agreements on terms that are acceptable to us, if at all, with new or existing outsourcing facilities, which could have an adverse effect on the practices of Biote-certified practitioners or Biote-partnered clinics, our business, financial condition and results of operations. For example, on November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the AnazaoHealth Pharmacy Services Agreement, with such termination to be effective as of May 1, 2025. In the second quarter of 2025, we executed a second amendment to the AnazaoHealth Pharmacy Services Agreement effective July 19, 2025 (the “Second Amendment”), which extends the AnazaoHealth Pharmacy Services Agreement through December 31, 2027 and provides for a one-year extension at our discretion.

We have developed relationships with third party compounding pharmacies to expand our offering of therapeutic wellness products. In the future, we may also seek to develop relationships with other 503B outsourcing facilities and/or 503A compounding pharmacies to support the compounding of medications such as bioidentical hormones for Biote-certified practitioners and Biote-partnered clinics in the United States and internationally. We already have a presence in Canada, Puerto Rico, Mexico and the Dominican Republic, where we hope to continue growing our business. If we fail to develop new relationships with any 503B outsourcing facilities and/or 503A compounding pharmacies with which we seek to engage, including in new markets in the United States and/or internationally, fail to manage or incentivize these operations effectively, or if these operations are not successful in their sales and marketing efforts, our ability to support Biote-certified practitioners and Biote-partnered clinics, and to generate revenue, cash flow and earnings growth could suffer, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these agreements may be non-exclusive, and some of these operations may also have cooperative relationships with certain of our competitors.

Biote-certified practitioners and Biote-partnered clinics are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

We generate revenues by charging the Biote-partnered clinics fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. During the year ended December 31, 2025, approximately 53% of our revenue was generated in Texas, Oklahoma, New Mexico, Colorado, Arkansas, Louisiana, Mississippi, Alabama, Georgia and Florida. Such geographic concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions in those states. Any material changes in those factors in those states could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we may not be successful in expanding into new geographic areas within the United States. As, or if we expand into new geographic areas, we may not be able to dedicate enough time or resources to maintain our market share in our core geographic areas, and our business may be negatively impacted.

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

Adoption of the Biote Method depends upon appropriate practitioner training and inadequate training may lead to negative patient outcomes and adversely affect our business.

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

We believe our long-term value as a company will be greater if we focus on longer-term growth rather than short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy focused on maximizing short-term profitability. Significant expenditures on marketing efforts, acquisitions and expansion of our business into new markets may not ultimately grow our business or lead to expected long-term results.

We have experienced growth in our operations, and we expect to experience continued growth in our business. This growth has placed, and will continue to place, significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale will be successfully implemented or that we will be able to hire additional personnel or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people market and sell the Biote Method and our Biote-branded dietary supplements, which could result in inefficiencies and unanticipated costs, lowered quality standards and disruptions to our operations. Rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future offerings. In addition, our ability to grow may be adversely impacted due to factors beyond our control, which could have a material adverse effect on our business, reputation, financial performance, financial condition and results of operations, and could expose us to liability. Our failure to manage growth effectively could have a material and adverse effect on our business, financial condition and results of operations. To manage the growth of our operations, we must establish appropriate and scalable operational and financial systems, procedures and controls and build and maintain a qualified finance, administrative and operations staff. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, we may fail to execute our business strategy which would have a material adverse effect on our business, results of operations and financial condition.

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

We can provide no assurance that we will be successful in developing new training, methods or Biote-branded dietary supplements or commercializing them in ways that achieve market acceptance. Moreover, any significant delays in the development or commercialization of new training, methods or Biote-branded dietary supplements may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to achieve or maintain satisfactory pricing and margins for the Biote Method or the Biote-branded dietary supplements we sell.

Companies in our industry have a history of price competition, and we can give no assurance that we will be able to achieve satisfactory prices for the Biote Method or our Biote-branded dietary supplements, or maintain prices at the levels we have historically achieved. If we are forced to lower the price we charge for the Biote Method or our Biote-branded dietary supplements, our revenue and gross margins will decrease, which will adversely affect our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode. We will continue to be subject to significant pricing pressure, which could materially and adversely impact our business, financial condition and results of operations.

Our operating results could be adversely affected if we are unable to adequately manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and expenses based on our estimates of future demand for particular products and services by Biote-partnered clinics and other customers. Failure to accurately forecast our or Biote-partnered clinics’ needs may result in manufacturing delays or increased costs. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand, utilization of inventory management software or accurate inventory records by Biote-partnered clinics, product recalls, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases.

If we fail to accurately forecast demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate demand, our manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher costs in order to secure the necessary production capacity. An inability to meet Biote-partnered clinic or customer demand and delays in the delivery of our products to Biote-partnered clinics or our customers could result in reputational harm and damaged relationships and have an adverse effect on our business, financial condition and operating results.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If the clinics, practitioners or patients fail to pay or delay the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. We cannot assure you that we will collect all our accounts receivable in excess of our allowance for doubtful accounts in a timely manner, which would impact our cash flows.

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

Our ability to compete in a highly competitive industry depends on our ability to attract and retain key leadership and other qualified managerial personnel. Additionally, as a relatively small company with key talent residing in a limited number of employees, our operations and prospects may be severely disrupted if we lost any one or more of their services. For instance, we are highly dependent on the services of our current Chief Executive Officer and Chief Financial Officer, as well as several of our executive officers and other senior technical and management personnel, who would be difficult to replace. If these or other key personnel were to depart, or we are unable to hire and retain other highly qualified personnel, we may not be able to conduct or grow our business. We do not maintain key person life insurance with respect to any member of management or other employee. While some of our employees are bound by non-competition agreements, these may prove to be unenforceable. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

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

Recently, we have experienced organizational changes, including the recent appointment of new executives, including a new Chief Executive Officer, and the promotion, addition, or departure of members of our senior management team. These organizational changes have placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our success depends in part upon the ability of our senior management team to manage these changes effectively. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our restructuring and reorganization activities may be disruptive to our operations or ineffective.

In May 2025, we underwent an organizational restructuring of our commercial teams to support our expanded capabilities and drive improved operational and financial performance. Our workforce was reduced by 16 employees and the restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. We cannot be certain that any of our restructuring efforts will be successful, or that we will be able to realize other anticipated benefits, savings and improvements from our organizational restructuring. We may also discover that these restructuring measures will make it difficult for us to pursue new opportunities and initiatives and may require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may also face claims, lawsuits or regulatory scrutiny related to these actions, particularly in jurisdictions with complex labor laws. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to or address competitive challenges adequately, pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

We may also take similar steps in the future as we seek to prioritize new clinic growth, maximize value from existing top-tier providers, strengthen accountability and discipline throughout the organization or better reflect changes in the strategic direction of our business. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

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
•
provisions of 18 U.S.C. § 1347 (the healthcare fraud provision of HIPAA) that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
FDA marketing and promotion restrictions, as well as several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare industry;
•
federal and state laws related to confidentiality, privacy and security of personal information such as HIPAA, including protected health information (“PHI”), that limit the manner in which we may use and disclose that information, impose obligations to safeguard that information and require that we notify our customers in the event of a breach. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearing houses, and certain healthcare providers, as those terms are defined by HIPAA, and their respective business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
State corporate practice of “medicine” prohibitions that restrict unlicensed persons from engaging licensed professionals to render professional services to the public or from interfering with or influencing a licensed practitioner’s professional judgment. Certain activities other than those directly related to the delivery of healthcare services to patients may be considered an element of the practice of medicine in many states; and
•
State fee-splitting prohibitions, which prohibit licensed healthcare professionals from sharing a portion of their professional fees collected from their professional services with unlicensed third parties.
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

Although Biote does not bill or receive any reimbursement from any third-party payor, to the extent that any Biote-certified practitioner and Biote-partnered clinic with whom we partner accepts health insurance for their services, we could be subject to some of the aforementioned healthcare laws, including without limitation the federal Anti-Kickback Statute, False Claims Act and the healthcare fraud provisions of HIPAA.

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

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various healthcare laws and regulations. Compliance with these and/or future healthcare laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations. Additionally, our training offerings and Biote-branded dietary supplements may require us to comply with additional laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures, and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these and/or future healthcare laws and regulations may delay or possibly prevent any new training and products from being offered to Biote-certified practitioners, Biote-partnered clinics and their patients, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In the future, we may seek to expand our operations to new markets outside the United States, creating a variety of operational challenges.

Although we currently work with numerous clinics that are multi-national in scope, our current business is primarily focused on clinics and practitioners in the United States, we have in the past and may in the future, seek to expand our operations to new markets outside the United States in which we have limited or no prior operating experience.

Our growth strategy for expanding our operations outside the United States would require significant resources and management attention and would subject us to regulatory, economic and political risks that are different from those in the United States, including:

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

In addition, due to potential costs from any international expansion efforts and potentially higher supplier costs outside of the United States, our international operations may operate with a lower margin profile. As a result, our margins may fluctuate if and as we expand our operations internationally.

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

Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty have and may continue to contribute to volatility in the price of our common stock.

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

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

Biote-certified practitioners primarily focus their treatments on women experiencing symptoms due to hormonal imbalance before, during, and after menopause, and men experiencing symptoms of hypogonadism and male sex hormone deficiency. We believe our business opportunity in providing educational and practice management services is large and will similarly grow. Our estimates of our total addressable markets for our current offerings and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of practitioners we can offer the Biote Method and Biote-branded dietary supplements to and the assumed prices at which we can sell offerings in markets that have not been established or that we have not yet entered. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for our current or future offerings may prove to be incorrect. If the actual number of a Biote-certified practitioner’s or Biote-partnered clinic’s patients who would benefit from the Biote Method or our Biote-branded dietary supplements, the price at which we can sell the Biote Method and Biote-branded dietary supplements, or the total addressable market for the Biote Method or our Biote-branded dietary supplements is smaller than we have estimated, it may impair our sales growth and have a material adverse impact on our business, financial condition and results of operations.

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

Product promotion may result in civil and criminal fines and other penalties, as well as product liability suits, which could be costly to our business.

If the FDA determines that our practitioner training constitutes inappropriate drug promotion, it could subject us or our business partners to enforcement action, including warning letters, untitled letters, fines and penalties, including criminal fines and/or prosecution. If we are found to have inappropriately marketed or promoted FDA-regulated products, we may become subject to significant liability. The federal government has levied large civil and criminal fines and/or other penalties against companies for alleged improper promotion and has investigated, prosecuted and/or enjoined several companies under the FDCA and other federal statutes. If we become subject to civil or criminal fines or other penalties, or product liability suits, such fines, penalties or lawsuits could have a material adverse effect on our business, financial condition and results of operations.

Certain direct and indirect subsidiaries of Biote entered into that certain credit agreement which contains affirmative, negative and financial covenants that may limit its flexibility in operating its businesses.

On May 26, 2022, certain direct and indirect subsidiaries of Biote entered into that certain Credit Agreement (the “Credit Agreement”) with BioTE Medical, LLC (the “BioTE Medical”) as borrower, and Truist Bank, as administrative agent, in connection with the Closing of the Business Combination. The Credit Agreement provides to borrower a $125.0 million five-year senior secured term loan A facility (the “Term Loan”) and a $50.0 million revolving line of credit. On April 26, 2024, we entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment to Credit Agreement and Waiver”) with the lender, that waived an event of default and also agreed that payments made to repurchase specified shares in settlement under that certain settlement agreement with Gary S. Donovitz will no longer continue as an event of default. On June 26, 2024, we entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement under that certain settlement agreement with Marci Donovitz will not qualify as an event of default on the Term Loan. The proceeds of the Credit Agreement were used to repay existing debt, pay fees and expenses in connection with the Business Combination, and for general corporate purposes. The Credit Agreement contains affirmative, negative and financial covenants that could limit the manner in which we conduct our business, and we may be unable to expand or fully pursue our business strategies, engage in favorable business activities, or finance future operations or capital needs. Our ability to comply with the covenants under the Credit Agreement may be affected by events beyond our control, and we may not be able to comply with those covenants. A breach of any of the covenants contained in the Credit Agreement could result in a default under the Credit Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable if not waived by the lender. If we are unable to generate sufficient cash to repay our debt obligations under the Credit Agreement when they become due and payable, either as such obligations become due, when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face an inherent risk of product liability exposure. If we cannot successfully defend ourselves against claims that the products that we recommend as part of the Biote Method or our Biote-branded dietary supplements caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

As part of our business strategy, we have in the past engaged in, and may in the future consider, strategic transactions, such as business combinations, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies. For example, in January 2024, we completed asset acquisitions of Simpatra, to purchase certain intellectual property and intellectual property rights, and BioSana to purchase certain assets. In March 2024, we completed an acquisition of Asteria Health, a privately held 503B outsourcing facility that compounds bioidentical hormones, which was accounted for as a business combination. Any business combination, asset acquisition or other investment may divert the attention of management that would otherwise be available for the development of our existing business and may cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transaction is completed, and may result in unforeseen operating difficulties and expenditures. Furthermore, we may encounter difficulties assimilating or integrating the businesses, technologies, data, solutions, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if their business is not easily adapted to work with our network or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise.

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

Extreme weather conditions and volatile changes in weather conditions in the areas in which our offices, Biote-partnered clinics, outsourcing facilities, dietary supplement third-party manufacturers, and suppliers are located could impact our global supply and may adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, tsunamis, floods, monsoons or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that could negatively impact practitioner or clinic spending, any or all of which would negatively impact our results of operations and financial condition. In particular, these types of events could impact our global supply chain, including the ability of third-party manufacturers to produce our Biote-branded dietary supplements for distribution to Biote-partnered clinics or Biote-certified practitioners from or to the impacted region(s). For instance, in September and October 2024, we experienced hurricane-related closures of approximately 204 medical clinics in Florida, Georgia, South Carolina, North Carolina and Tennessee as a result of hurricanes Helene and Milton, respectively. If we experience similar closures in the future, there could be a material adverse effect on our business, financial condition and results of operations.

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

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russia and Ukraine as well as conflicts in the Middle East, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. For example, in December 31, 2025, the U.S. Consumer Price Index (“CPI”), which measures a wide-ranging basket of goods and services, rose 2.7% from the same month a year ago. Our general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, international tariffs, volatile business environments and continued unstable or unpredictable economic and market conditions. Additionally, rising costs of goods and services we purchase, including raw materials used in manufacturing our products, may have an adverse effect on our gross margins and profitability in future periods. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. If economic and market conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly and more dilutive to our stockholders. Failure to secure any necessary financing in a timely manner or on favorable terms could have a material adverse effect on our business, operating results and financial condition. In addition, there is a risk that one or more of our current and future service providers, manufacturers, suppliers, and other facilities, and other partners could be negatively affected by such difficult economic factors, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

Risks Related to Intellectual Property

If we are unable to obtain and maintain patent protection for any products or methods we develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our Biote-branded dietary supplements, and our ability to successfully commercialize any products we may develop may be adversely affected. If we are not able to avoid infringement of third-party intellectual property rights, our ability to commercialize products may be limited unless we secure a license to such rights.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our Biote-branded dietary supplements.

We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, trade secret and other intellectual property rights to protect the proprietary aspects of our brands, technologies, and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how, obtaining and maintaining patents and obtaining other intellectual property rights.

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

Our industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that we may be accused of misappropriating third parties’ trade secrets. Additionally, our Biote-branded dietary supplements are produced by third-party vendors and may include components that are outside of our direct control. Our competitors may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to use and sell the Biote Method, or use, sell and/or export our Biote-branded dietary supplements, or our ability to use product names. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that the Biote Method, our Biote-branded dietary supplements and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time-consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Vendors from whom we purchase products may not indemnify us in the event that such products accused of infringing a third-party’s patent or trademark or of misappropriating a third-party’s trade secret, or any indemnification granted by such vendors may not be sufficient to address any liability and costs we incur as a result of such claims. Additionally, we may be obligated to indemnify Biote-partnered clinics, Biote-certified practitioners or business partners in connection with litigation and to obtain licenses, which could further exhaust our resources.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (the “USPTO”), may be necessary to determine priority with respect to our patents, patent applications, trademarks or trademark applications. We may also become involved in other proceedings, such as re-examination, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent third-party suppliers from manufacturing our Biote-branded dietary supplements, which would have a significant adverse impact on our business, financial condition and results of operations.

Additionally, we have filed and may in the future file lawsuits or initiate other proceedings to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful. We are currently party to two open litigation matters involving terminated practices and practitioners who we filed suit against to enforce post-termination contractual obligations where the defendants offered a competing hormone pellet therapy within the contractual two-year restrictive period without paying our requisite buy-out or residual benefit fee.

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

An inability to incorporate technologies or features that are important or essential to the Biote Method and our Biote-branded dietary supplements could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from providing the Biote Method and selling our Biote-branded dietary supplements. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize the products that we recommend as part of the Biote Method and our Biote-branded dietary supplements, which could have an adverse effect on our business, financial condition and results of operations.

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

We rely on trademarks, service marks, trade names and brand names to distinguish the Biote Method and our Biote-branded dietary supplements from our competitors and have registered or applied to register these trademarks. Our registered or unregistered trademarks, service marks, trade names and brand names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. Additionally, we cannot assure you that our trademark applications will be approved. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and comparable agencies in many international jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. In the event that our trademarks are successfully challenged, we could be forced to rebrand our Biote-branded dietary supplements, which could result in loss of brand recognition and could require us to devote significant resources towards advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In some cases, we may need to litigate claims to enforce our rights in our marks to avoid market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected.

Risks Related to Regulation

We market dietary supplements and convenience kits, which are regulated by the FDA, and are subject to certain requirements under the FDCA and the laws enforced by the FTC. Our failure to meet those requirements could cause us to cease certain of our business activities and may involve the payment of financial penalties.

We sell dietary supplements and convenience kits, which are regulated by the FDA. Each of these product categories have differing requirements that must be followed to ensure compliance with the FDCA and regulations promulgated thereunder, and failure to do so may result in the products being misbranded, adulterated or otherwise in violation of the law. If we are found to have manufactured, distributed, sold, or labeled any products in violation of the FDCA, we may face an adverse action from the government, which could include significant penalties and may result in a material adverse effect on our business, financial condition, and results of operations.

The FTC enforces the Federal Trade Commission Act (the “FTCA”) and related regulations, which governs the advertising associated with the promotion and sale of our Biote-branded dietary supplements to prevent misleading or deceptive claims. For advertisements relating to dietary supplements, the FTC typically requires all factual claims, both express and implied, to be substantiated by competent and reliable scientific evidence. The FTC has promulgated policies and guidance that apply to advertising for dietary supplements that may be costly to comply with. The FDA may also determine that a particular dietary supplement or ingredient that we may market presents a public health risk. If that occurs, we could be required to cease distribution of and/or recall Biote-branded dietary supplements containing that ingredient.

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

We have developed and market a method and training program where the practitioner may prescribe a bioidentical hormone that is compounded by a 503B outsourcing facility, including Asteria Health, and requires compliance with the FDCA, and failure to do so may result in the products being misbranded, adulterated or otherwise in violation of the law. Amendments to the FDCA in 2013 created Section 503B, which creates a category of compounding pharmacies known as “outsourcing facilities” which are subject to certain FDCA requirements, including the requirement to adhere to cGMP. The 2013 amendments to the FDCA also created Section 503A which lays out the federal requirements for state-licensed compounding pharmacies. Understanding and complying with these laws and regulations may require substantial time, money, and effort. If Asteria Health or the outsourcing facilities we have relationships with are found to have manufactured, distributed, marketed, sold, or labeled any products in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations. Moreover, we have developed relationships with third-party compounding pharmacies to expand our offering of therapeutic wellness products. If these compounding pharmacies fail to meet regulatory requirements, we may similarly face significant penalties which may result in a material adverse effect on our business, financial condition and results of operations.

Compounded preparations and the compounding pharmacy industry are subject to regulatory scrutiny, which may impair our growth and sales.

Compounded drugs are not approved by the FDA. As part of the Biote Method, a practitioner may prescribe a compounded bioidentical hormone. These pellets, currently compounded by 503B outsourcing facilities, are not subject to the FDA new drug approval process. Certain outsourcing facilities have been the subject of widespread negative media coverage in recent years.

Additionally, Asteria Health and the outsourcing facilities with which we have relationships must comply with applicable provisions of the FDCA and its implementing regulations. They may only distribute compounded drugs either pursuant to a patient-specific prescription or in response to an order from a healthcare provider, such as a hospital, which is not for an identified individual patient (e.g., for office stock). Further, such outsourcing facilities are inspected by the FDA according to a risk-based schedule, and must meet certain other conditions, such as reporting adverse events and providing the FDA with certain information about the products they compound. When the FDA finds that an outsourcing facility has violated the regulatory requirements, the FDA may notify the facility of such violations in the form of a warning letter or other adverse action from the FDA. Additionally, at the conclusion of an inspection, the FDA may issue an FDA Form 483 which includes an investigator’s inspectional observations of those conditions that may constitute a violation of applicable requirements including compounding and storage conditions or any other observed area of regulatory non-compliance such as inadequate reporting or record-keeping that may result in the product being adulterated, misbranded, or otherwise in violation of the law. Asteria Health and the outsourcing facilities with which we have relationships have each received warning letters and Form FDA 483s from the FDA. If the FDA takes enforcement action against Asteria Health or the outsourcing facilities with which we have relationships, it may have a material adverse impact on our business, results of operations and financial conditions. For example, following an inspection at Asteria Health, the FDA issued Asteria Health a Form FDA 483 in December 2025. Additionally, after engagement with the FDA, on January 26, 2026, Asteria Health initiated a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter. If FDA takes an enforcement action against Asteria Health it may have a material adverse impact on our business, results of operations and financial conditions.

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

We have developed relationships with 503A compounding pharmacies to expand our offering of therapeutic wellness products, for practitioners trained on the Biote method. Drugs compounded by a 503A compounding pharmacy are not approved by the FDA. 503A compounding pharmacies must comply with applicable provisions of the FDCA and its implementing regulations, including that they only distribute compounded drugs pursuant to patient-specific prescriptions. FDA inspects 503A compounding pharmacies and, if an investigator observes conditions that may be a violation of applicable regulatory requirements, the compounding pharmacies may receive a Form FDA 483. If FDA finds that a compounding pharmacy has violated the FDCA the FDA may notify the pharmacy of such violations in the form of a warning letter or other adverse action from FDA. 503A compounding pharmacies are also regulated by the states and are required to comply with state laws and regulations. Failure to comply with applicable state laws and regulations could expose us and these 503A compounding pharmacies to significant penalties which may harm our business, results of operations and financial condition.

If a compounded drug formulation provided through an outsourcing facility or a compounding pharmacy leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.

We could be adversely affected if compounded bioidentical hormone pellets are subject to negative publicity. We could also be adversely affected if compounded bioidentical hormone pellets sold by any compounding outsourcing facilities, prove to be, or are asserted to be, harmful to patients or are otherwise subject to negative publicity. For example, in 2015, the FDA required labeling changes for prescription testosterone replacement therapy to warn of increased risk of heart attacks and strokes. There are a number of factors that could result in the injury or death of a patient who receives a compounded formulation, including quality issues, manufacturing or labeling flaws, improper packaging or unanticipated or improper uses of the products, any of which could result from human or other error. Any of these situations could lead to a recall of, or safety alert relating to, one or more of the products we recommend as part of the Biote Method. For example, on January 26, 2026, Asteria Health initiated a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter. Since the initiation of the voluntary recall, all reasonable efforts have been made to remove such lots from the market in accordance with the recall strategy and the recall is being conducted with the knowledge of the FDA. Such recall, and any recalls in the future, could result in significant costs or the restatement of previously issued financial statements as well as negative publicity and damage to our reputation, which could have a material adverse impact on our business, results of operations and financial condition.

Similarly, to the extent any of the components of approved drugs or other ingredients used by Asteria Health or the outsourcing facilities with whom we have relationships have quality or other problems that adversely affect the finished compounded preparations, our sales could be adversely affected. For example, some of the contracted outsourcing facilities have been the subject of civil suits alleging patient harm as a result of an improper formulation unrelated to the products we recommend. If a product which we recommend as part of the Biote Method becomes the subject of a civil or criminal suit, we may be subject to significant liability for any damages suffered by the plaintiffs and associated costs and penalties. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. In addition, in the ordinary course of business or in response to patient, practitioner or clinic complaint or outreach from FDA, a recall of one of the products we recommend as part of the Biote Method may be conducted. Because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of the compounded products we recommend as part of the Biote Method or any other compounded formulations made or sold by other companies, could have a material adverse impact on our business, results of operations and financial condition.

If the FDA takes regulatory action to implement any of the NASEM recommendations for compounded bioidentical hormones, this may have a substantial effect on the ability of the outsourcing facilities to compound the bioidentical hormone pellets utilized by Biote-certified practitioners, which would have a substantially negative impact on Biote’s revenue and business operations.

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

More specifically, NASEM Committee made six recommendations to the FDA: (1) Restrict the use of compounded bioidentical hormone preparations; (2) Review select bioidentical hormone therapies and dosage forms as candidates for the FDA Difficult to Compound List; (3) Improve education for prescribers and pharmacists who market, prescribe, compound, and dispense these preparations; (4) Additional federal and state-level oversight should be implemented to better address public health and clinical concerns regarding the safety and effectiveness of these preparations; (5) Collect and disclose conflicts of interest; and (6) Strengthen and expand the evidence base on the safety, effectiveness, and use of these preparations. NASEM’s report is purely advisory and non-binding on the FDA. Biote cannot predict whether FDA will accept the recommendations made in the NASEM report in whole, in part, or whether the FDA will reject NASEM’s recommendations. If the FDA were to take regulatory action to implement any of NASEM’s recommendations, in whole or in part, this may have a substantial effect on the ability of the outsourcing facilities to compound the bioidentical hormone pellets utilized by Biote-certified practitioners as part of the Biote Method, and, in turn, have a substantially negative impact on our revenue and business operations.

Failure to comply with the FDCA and analogous state laws and regulations can result in administrative, civil, criminal penalties.

The FDA, acting under the scope of the FDCA and its implementing regulations, has broad authority to regulate the manufacture, distribution, and labeling of many products, including medical devices, cosmetics, drugs, and food, including dietary supplements (FDA-regulated products). The FDCA prohibits, among other things, the introduction or delivery for introduction into interstate commerce of any FDA-regulated product that is adulterated or misbranded. Additionally, if a 503B outsourcing facility or a 503A compounding pharmacy fails to satisfy the FDCA requirement, the drugs they compound are no longer exempted from the full FDCA requirements, and must comply with all applicable provisions of the FDCA (i.e., the drugs can only be distributed if they are subject to an FDA-approved application, and the drugs will be considered misbranded if their labeling fails to bear adequate directions for use).

Currently, 503B outsourcing facilities, including Asteria Health, compound bioidentical pellets to support Biote-certified practitioners who prescribe such products. If any of these compounded bioidentical hormone pellets are determined to be unapproved new drugs or are determined to be adulterated or misbranded under the FDCA, we could be subject to enforcement action by the FDA. If any of our operations are found to have violated the FDCA or any other federal, state, or local statute or regulation that may apply to us and our business, we could face significant penalties including the seizure of product, civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, and diminished profits and future earnings. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be significantly impaired. Additionally, the FDA or analogous state agencies could determine that we, Asteria Health, the outsourcing facilities with whom we have relationships or the compounding pharmacies with which we intend to develop relationships are not in compliance with the FDCA or analogous or related state laws, which could significantly impact our business. Further, the FDA could recommend a recall or issue a public health notification or safety notification about one or more of the products we recommend as part of the Biote Method, which could materially harm our business, financial condition, and results of operations. For example, after an inspection and engagement with FDA, Asteria Health initiated a voluntary recall on January 26, 2026 of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter. FDA could decide to take an adverse action against Asteria Health.

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

We also offer for sale to practitioners two convenience kits for use with bioidentical hormone optimization therapies, one for male patients and one for female patients. These kits largely contain commercially available products, including only disposable supplies (e.g., gloves, antiseptic, gauze, disposable trocar, etc.) assembled in a sterile package. The products contained in the kits are sourced, assembled, and supplied by Medline Industries, LP, with the components. The Class 1 disposable trocars are manufactured by various other component suppliers. Trocars and convenience kits are medical devices that are regulated by the FDA. Because we previously manufactured and sold reusable and disposable trocars, we registered with the FDA as a medical device repackager, relabeler and specification developer, and we currently list the trocars we previously manufactured and the convenience kits we currently sell in compliance with FDA registration and listing requirements. We may need to develop and maintain a robust compliance and quality program to ensure that the convenience kits we sell comply with all applicable laws and regulation, including the FDCA and other regulatory requirements thereunder including for example compliance with the new Quality Management System Regulation, which went into effect in February 2026, and Medical Device Reporting (MDR) where applicable. If the FDA determines that the convenience kits we sell require premarket authorization from FDA, or are otherwise adulterated or misbranded, we may be in violation of the FDCA.

Additionally, we offer our proprietary clinical decision support software (“CDSS”) to practitioners to provide information from published literature and clinical guidelines to assist practitioners in providing precise, patient-specific treatment options at various intervals through a patient’s therapy. In January 2026, the FDA issued (first issued on January 6, 2026 and then reissued on January 29, 2026) an updated non-binding final CDSS guidance that reaffirms the agency’s narrow interpretation of what it considers non-device CDSS. Further, FDA has taken action, including the issuance of a warning letter on CDSS products that are not exempt under the 21st Century Cures Act. If the FDA determines that our CDSS is a medical device under the FDCA, the FDA may determine that our algorithm requires premarket approval or clearance, and may determine that unless and until we obtain such premarket approval or clearance that we are distributing an unapproved medical device in violation of the FDCA. If we are found to have manufactured, distributed, sold, or labeled any medical devices in violation of the FDCA, we may face significant penalties which may result in a material adverse effect on our business, financial condition, and results of operations.

As products recommended as part of the Biote Method are not typically covered by third-party and government payors we could see decreased demand for our training and support services.

Coverage and reimbursement from third party payors, such as commercial health insurers and governmental health care programs, is not typically available for the products recommended as part of the Biote Method. To the extent that these products are not reimbursable by third party payors, the demand for these products may be diminished. If the products recommended as part of the Biote Method do not generate patient demand, we may be unable to attract physicians to take part in our training and support services. If we are unable to attract physicians to participate in our training and utilize our support services, our business, results of operations and financial condition could be adversely affected.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. We have been and will continue to be subject to attempted cyber, phishing, or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in information technology capabilities, new technological discoveries, or other developments are likely to result in cyberattacks becoming more sophisticated and more difficult to detect. We and third parties upon whom we rely for our information technology systems and information, may experience such cyberattacks and may not have the resources or technical sophistication to anticipate or prevent all threats. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched. Security breaches can also occur because of non-technical issues, including intentional or inadvertent actions by our personnel and third-party service providers (including their personnel). Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to information.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We have and will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We will continue to incur increased legal, accounting, administrative and other costs and expenses, which could have an adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased, and may continue to increase, costs and make certain activities more time-consuming. In addition, expenses associated with SEC reporting requirements and stock exchange listing requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. For example, management concluded we did not maintain effective internal control over financial reporting as of December 31, 2025, which has not been remediated as of the date of this report. See “—Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and material weaknesses resulted in the restatement of previously issued financial statements. Failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could impair our ability to produce timely and accurate financial statements or comply with applicable regulations” below. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Additionally, advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and concluded that we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the fiscal years ended December 31, 2020 and 2019, our management identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our information technology environment. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, which we have restated as described in the Quarterly Reports on Form 10-Q/A for each of the affected quarters, each filed on March 29, 2023. This material weakness has not been remediated as of the date of this Annual Report.

In order to remediate this material weakness in the aggregate, we hired additional accounting and finance personnel with public company experience and provided additional training for our personnel on internal controls as our company continues to grow. Additionally, we engaged third-party consultants to assist in the development and improvement of methodologies, policies and procedures designed to ensure adequate internal control over financial reporting, including the technical application of U.S. GAAP and the evaluation of segregation of duties. We have reviewed and assessed access within our information systems in light of our limited staff and began implementing mitigating controls where system-level segregation may not be feasible. Additionally, we have formalized our policies and procedures and designed controls to improve our user access reviews and change management procedures for key systems and have enacted a plan to commence testing these controls in the future. Although we believe these measures will remediate this material weakness, our efforts are ongoing and there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future.

Our current controls and any new controls that we develop may also become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

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

Factors affecting the trading price of our securities may include:

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
•
commencement of, or involvement in, litigation involving Biote;
•
changes in Biote’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our Class A common stock available for public sale;
•
our ability to maintain the listing of our securities on Nasdaq;
•
any major change of officers or directors;
•
any impact of the recall on our business or financial results;
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

On March 11, 2026, the closing price of our Class A common stock was $1.72 per share.

Risks Related to Ownership of Our Securities

Because there are no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell our Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and we have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your shares of Class A common stock for a price greater than that which you paid for it.

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

Provisions in our Charter and Bylaws, as well as provisions under Delaware law, could make acquiring us more difficult, may limit attempts by stockholders to replace or remove our management, may limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and may limit the market price of our Class A common stock. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

As of March 11, 2026, 39,550,746 shares of our common stock (which includes 2,028,226 Member Earnout Units (as defined herein) and 1,587,000 Sponsor Earnout Shares (as defined herein)) were outstanding, consisting of 32,300,867 shares of Class A common stock and 7,249,879 shares of Class V voting stock. Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our Class A common stock could decline significantly.

Resales of our Class A common stock, or the perception that such resales will occur, pursuant to resale registration statements, could also cause the market price of our Class A common stock to decline. For instance, the lock-up restrictions agreed to in connection with the amended and restated investor rights agreement, dated as of the Closing Date (the “A&R IRA”), by and among Biote, the Members, the Sponsor and certain other parties thereto, have expired, except with respect to the Member Earnout Units and Sponsor Earnout Shares, which lock-up restrictions will expire on such later date the Member Earnout Units and Sponsor Earnout Shares are earned in accordance with the Business Combination Agreement. As such, each Holdings Unit (as defined herein) retained by the Members (the “Retained Holdings Units”), other than the Member Earnout Units, and corresponding shares of Class V voting stock held by the Members may be redeemed at any time, upon the exercise of such Members’ Exchange rights (as defined in the amended and restated operating agreement, dated as of the Closing Date (“Holdings A&R OA”), by and among Biote, Holdings and the Members), in exchange for either one share of Class A common stock or, at the election of Biote in its capacity as the sole manager of Holdings, the cash equivalent of the market value of one share of Class A common stock, pursuant to the terms and conditions of the Holdings A&R OA. Assuming the full exercise of the Exchange rights by all of the Members (including with respect to the Member Earnout Units), the Members would have owned approximately 15.5% of our Class A common stock as of March 11, 2026.

In addition, we have registered up to 30,661,965 shares of Class A common stock that we may issue under the Incentive Plan and the ESPP. Any of these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to Affiliates.

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

Pursuant to the Incentive Plan, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the ESPP, we are authorized to sell shares to our employees. The Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder on January 1st of each year, unless our board of directors elects not to increase the number of shares underlying the Incentive Plan and ESPP. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Class A common stock to fall.

In the future, we may also issue securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

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

In connection with the Business Combination, a historic Member was deemed for U.S. federal (and applicable state and local) income tax purposes to have sold Holdings Units to us for the Cash Consideration and rights under the TRA (the “Purchase”). Thereafter, the Members may have their Holdings Units (including the Earnout Units, if any, that have vested in accordance with the Business Combination Agreement), together with the cancelation of an equal number of shares of Class V voting stock, redeemed in exchange for shares of our Class A common stock (or cash) pursuant to the Holdings A&R OA, subject to certain conditions and transfer restrictions as set forth therein and in the A&R IRA. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of the BioTE Companies. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred, although the U.S. Internal Revenue Service (the “IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge. We have entered into the TRA, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the redemption of Retained Holdings Units in exchange for Class A common stock (or cash) pursuant to the Holdings A&R OA and tax benefits attributable to payments under the TRA. These payments are our obligation and are not an obligation of the BioTE Companies. The actual increase in our allocable share of tax basis in the BioTE Companies’ assets, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could have a material adverse effect on our financial condition. Any payments we make under the TRA generally will reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

In certain cases, payments under the TRA may exceed the actual tax benefits we realize.

Payments under the TRA will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Members will not be required to reimburse us for any excess payments that may have been made previously under the TRA, for example, due to adjustments resulting from examinations by the IRS or other taxing authorities. Rather, excess payments made to Members will be applied against and reduce any future cash payments otherwise required to be made to such Members, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain policies and processes designed to assess, identify, and manage material risk from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data we may collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, and financial information (“Information Systems and Data”). We have integrated these processes into our overall risk management systems and processes. Similar to other entities, we experience ongoing attempted cybersecurity attacks, which we evaluate through these processes; however, such attempts have not resulted in a material impact to Biote’s information systems to date. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

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

Depending on the environment, we implement and maintain various technical, physical, and organizational measures and processes designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, an incident response plan, a vendor risk management program, employee training, data encryption, physical security, dedicated cybersecurity staff, systems monitoring, cyber insurance, and asset management, tracking, and disposal. Our risk management processes also consider emerging technologies, including generative artificial intelligence and related data privacy and cybersecurity risks.

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

Our IT security director reports to our CIO and has over 25 years of experience working in information technology-related roles, including cybersecurity, and holds a Masters in Information Systems, with a focus in cybersecurity and a Masters in Business Administration, with an emphasis in business intelligence and analytics management.

Item 2. Properties.

We lease our corporate headquarters, practitioner training, call center and patient clinic facilities, located in Irving, Texas. Pursuant to our lease agreement, we will lease a total of 27,034 square feet at this combined facility until November 30, 2028, unless we timely exercise our option to extend for an additional two years.

We also lease two modest storage facilities, located in Irving, Texas. These spaces, which include a total of approximately 450 square feet, are leased on a month-to-month basis.

On September 11, 2024, we entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that is used by Asteria Health for compounding bioidentical hormones.

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

Right Value Litigation

On January 30, 2024, a lawsuit was filed in the 162nd Judicial District Court of Dallas County, Texas (the “District Court of Dallas County”) against us by Right Value Drug Stores, LLC d/b/a Carie Boyd’s Prescription Shop n/k/a Carie Boyd Pharmaceuticals (“Right Value”). The lawsuit generally alleges breach of contract, fraud, and declaratory judgment (“Right Value Litigation”). We brought counterclaims against Right Value generally for fraud, breach of contract, and quantum meruit.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million according to the following schedule: (i) $3.5 million within three (3) business days upon execution of the Settlement Agreement and (ii) $1.5 million within one (1) business day following February 27, 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025. The parties completed their briefing, and oral argument occurred on October 8, 2025. On December 15, 2025, the Delaware Supreme Court affirmed the trial court’s dismissal, and on January 6, 2026, it denied a request for reargument. The case was closed on January 7, 2026.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025. On April 15, 2025, the Dallas 5th District Court of Appeals reversed the temporary injunction, and it is no longer in place. On May 23, 2025, Latch filed a motion for partial summary judgment as to liability on her breach of contract claim. The briefing was completed on that motion, and a hearing was held, but no ruling has yet been issued. The Company believes the claims asserted in the November 15, 2024 Litigation are without merit and intend to vigorously defend against them. A trial date is currently specifically set on the 101st Judicial District Court’s docket beginning on May 4, 2026; however, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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

On November 3, 2025, we executed an amendment to that certain settlement agreement with Gary S. Donovitz, pursuant to which we agreed to repurchase the remaining 6.1 million shares of Dr. Donovitz’s Class V voting stock for a lump sum payment of $18.5 million in consideration for the full satisfaction of our remaining payment obligations under the settlement agreement. In addition to settling the forward share repurchase liability, the parties agreed to dismiss, with prejudice, the various pending legal matters between the parties in the states of Delaware and Texas. Further the restrictive covenants in the original settlement agreement will continue in full force and effect until April 24, 2027 and the mutual general releases and covenants not to sue were amended and made effective as of November 3, 2025. We fully repaid our obligation under this amendment on January 2, 2026.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the closing of our business combination, HYAC common stock, units and warrants were listed on Nasdaq under the symbols “HYAC,” “HYACU” and “HYACW,” respectively. On May 27, 2022, our Class A common stock began trading on Nasdaq under the symbols “BTMD.” We no longer have any outstanding units or warrants. As of March 11, 2026, there were 32,300,867 shares of Class A common stock outstanding and 7,249,879 shares of our Class V common stock (the “Class V common stock”) issued and outstanding. No market exists for the Class V common stock.

Holders

As of March 11, 2026, there were 34 holders of record of our Class A common stock and 7 holders of record of our Class V common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Biote trains physicians and nurse practitioners in hormone optimization using bioidentical hormone replacement pellet therapy in men and women experiencing hormonal imbalance. The Biote Method is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available HRT products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. By virtue of our historical performance over the past 14 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 26 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. Our direct-to-patient eCommerce platform enables practitioners to invite their patients to buy Biote-branded dietary supplements online via our online store. In addition to our direct-to-patient eCommerce platform, our Biote-branded dietary supplements are also offered through our eCommerce platform with Amazon.

A portion of the bioidentical hormone pellets used by Biote-certified practitioners are manufactured by our 503B outsourcing facility, Asteria Health; therefore, in order to meet demand we have agreements with AnazaoHealth (the “AnazaoHealth Pharmacy Services Agreement”) and Carie Boyd (the “Outsourcing Facility Services Agreement”) each of which are FDA registered 503B outsourcing facilities. Bioidentical hormone pellets are shipped directly to Biote-certified practitioners. Custody of the bioidentical hormone pellets is with Biote-certified practitioners. However, the bioidentical hormone pellets are recorded as inventory in our consolidated balance sheets from the date of shipment until the point in time they are dispensed by a Biote-certified practitioner. Biote-certified practitioners record the dispensation of bioidentical hormone pellets and monitor inventory levels in the inventory management system that is offered as part of the Biote Method.

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

To strengthen control over our supply chain, enhance operational efficiency and reduce production costs, we are focused on vertical integration through strategic transactions. For example, in March 2024, we acquired Asteria Health, a 503B outsourcing facility to compound bioidentical hormones. Although Asteria Health has been integrated into our processes, we continue to utilize our current vendor network to manage our supply chain to meet the demands of our Biote-certified clinics. On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the AnazaoHealth Pharmacy Services Agreement with such termination to be effective as of May 1, 2025. In the second quarter of 2025, we executed a second amendment to the AnazaoHealth Pharmacy Services Agreement effective July 19, 2025 (the “Second Amendment”), which extends the AnazaoHealth Pharmacy Services Agreement through December 31, 2027 and provides for a one-year extension at our discretion. With the Second Amendment in place and through our existing direct manufacturing capabilities, we believe we are well positioned to continue meeting the product demands of our current Biote certified practitioners while focusing on expanding our Biote-certified clinic network.

The following table presents a summary of our key financial results:

	Year Ended December 31,
(in thousands)	2025	2024
Total revenue	$192,219	$197,191
Net income	31,597	46
Adjusted EBITDA*	53,481	58,225

*Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income, and for additional information about Adjusted EBITDA.

Recent Developments

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. The impact of global health crises and the related disruptions caused to the global economy did not have a material impact on our business during the years ended December 31, 2025 and 2024. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. Although the impact of these policies did not have a material impact on our business in 2025, the broader economic impact is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted in future periods.

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

Recent U.S. Tax Developments

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, we have evaluated the provisions of the Act including the potential implications for its deferred tax assets, valuation allowance assessments, and effective tax rate. As of December 31, 2025, the change in legislation did not have an impact on our tax provision.

Voluntary Recall

On January 26, 2026, Asteria Health initiated a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter. Since the initiation of the voluntary recall, all reasonable efforts have been made to remove such lots from the market in accordance with the recall strategy and the recall is being conducted with the knowledge of the FDA. In the fourth quarter of 2025, we recorded an inventory impairment charge of $1.3 million related to the January 2026 voluntary recall. We expect to incur additional costs in future periods associated with this recall. See Part I, Item 1A “Risk Factors—If a compounded drug formulation provided through an outsourcing facility or a compounding pharmacy leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm.”

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
•
global and regional economic cycles.

Product Revenue

Product revenue includes both bioidentical hormone pellets, in connection with the service described above, and the related inventory and practice management services provided to clinics. Product revenue is recognized when the Biote-partnered clinic obtains ownership of the bioidentical hormone pellets, which we determined to be the point in time in which the bioidentical hormone pellets are dispensed by a Biote-certified practitioner. The consideration allocated to this performance obligation is a procedure-based service fee which we refer to as procedure revenue. Our product revenue also includes revenue earned from sales of pellet insertion kits and Biote-branded dietary supplements. Revenue from the sale of pellet insertion kits and Biote-branded dietary supplements is recognized when the clinic or clinic’s patient (supplements only) obtains control of the product, which generally occurs at the time of shipment from our third-party distribution facility or supplier. Any shipping or handling fees paid by clinics are also recorded within product revenue.

Service Revenue

Service revenue is revenue earned from fees paid by Biote-partnered clinics for Biote Method education, training and certification services and other contract-term services provided pursuant to our MSAs. While the option to receive and right to use the reusable trocars through the term of the contract represents an embedded lease, we have adopted the practical expedient within ASC 842 to combine the lease and non-lease components and account for the combined component under ASC 606.

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

Cost of Revenue

Cost of product revenues include the pass-through cost of bioidentical hormone pellets purchased from outsourcing facilities, the cost of pellet insertion kits and Biote-branded dietary supplements purchased from manufacturing facilities, and the shipping and handling costs incurred to deliver these products to Biote-partnered clinics. Cost of service revenue consists primarily of costs incurred to provide Biote Method education, training and certification services and other contract-term services to Biote-certified practitioners.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance, the cost of our sales force and the employees who engage in corporate functions, such as executive management, finance and accounting, human resources, information technology, legal and marketing. Also included are rent occupancy costs, office expenses, recruiting expenses, marketing and advertising costs, entertainment allocations, depreciation and amortization, transaction-related expenses, insurance premiums, professional service fees, research and development, costs related to regulatory and legal matters and other general overhead costs.

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for the unused portion of our Revolving Loans, accreted non-cash interest related to our share repurchase liability, net of interest income earned on our money market account.

Gain (Loss) from Change in Fair Value of Earnout Liabilities

Gain (loss) from change in fair value of earnout liabilities consists of the change in fair value during the period of the Member and Sponsor earnouts and the earnout related to the acquisition of Simpatra.

Other Income (Expense), net

Other income (expense), net consists of the foreign currency exchange losses for sales denominated in foreign currencies and other income or expenses not appropriately classified as operating expenses.

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

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The table and discussion below present our results for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Revenue:
Product revenue	$186,924	$192,240
Service revenue	5,295	4,951
Total revenue	192,219	197,191
Cost of revenue
Cost of products	51,149	55,087
Cost of services	3,709	3,043
Cost of revenue	54,858	58,130
Selling, general and administrative	101,810	107,450
Income from operations	35,551	31,611
Other income (expense), net:
Interest expense, net	(10,961)	(11,001)
Gain (loss) from change in fair value of earnout liabilities	13,023	(19,605)
Other income (expense), net	(29)	11
Total other income (expense), net	2,033	(30,595)
Income before provision for income taxes	37,584	1,016
Income tax expense	5,987	970
Net income	$31,597	$46

Revenue

Revenue for the year ended December 31, 2025 decreased $5.0 million to $192.2 million, or 2.5% compared to the year ended December 31, 2024, primarily driven by a $13.3 million decline in procedure revenue. The decline in procedure revenue compared to the year ended December 31, 2024, was primarily attributed to a slowdown in new clinic additions coupled with a decline in procedure volume from existing Biote-certified practitioners in 2025 compared to 2024. This decrease was partially offset by a $6.9 million increase in revenue from Biote-branded dietary supplements, a $1.1 million increase from the sale of disposable trocars and bioidentical hormone pellets manufactured by our 503B compounding facility and sold to third parties and a $0.3 million increase in service revenue.

The increase in revenue attributed to the sales of Biote-branded dietary supplements resulted from the continued focus on promoting our e-commerce site with Amazon during the year ended December 31, 2025, compared to the year ended December 31, 2024 when we were transitioning a portion of this business from a third-party distributor to our e-commerce site. Revenue related to the sale of disposable trocars and bioidentical hormone pellets sold to third-parties increased over 2024 partially due to the continued success of our blunt-tip trocar that was introduced in 2024 and an increase in the number of bioidentical hormone pellets sold directly by Asteria Health to third-party practitioners. The increase in our service revenue during 2025 compared with 2024, was driven by a $0.6 million increase in technology fees earned from physician orders placed through our BioteRx platform, partially offset by a $0.2 million decline in training revenue.

Cost of revenue

Cost of revenue for the year ended December 31, 2025 decreased $3.3 million, to $54.9 million, or 5.6% compared to the year ended December 31, 2024. Cost of pellet procedures decreased 19.0% relative to the 8.8% decrease in procedure revenue for 2025, reflecting the cost savings from the vertical integration of Asteria Health coupled with the decrease in pellet procedures compared to the year ended December 31, 2024. The decrease in cost related to pellet procedures was partially offset by a 13.7% increase in cost associated with our Biote-branded dietary supplements due to the increase in Biote-branded dietary supplement revenue compared to the year ended December 31, 2024.

Selling, General and Administrative

Selling, general and administrative expense for the year ended December 31, 2025 decreased $5.6 million to $101.8 million, or 5.2%, compared to the year ended December 31, 2024. This decrease was primarily driven by legal settlement expenses of $4.9 million primarily related the execution of a settlement agreement with Carie Boyd that were incurred in 2024 and did not reoccur in 2025 (see “Right Value Litigation” under Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K and Note 19 to our consolidated financial statements for additional information). Additionally legal expenses decreased $2.4 million due to a decline in legal fees associated with business combinations, asset acquisitions and other claims asserted in the ordinary course of our business compared to the year ended December 31, 2024. These decreases were partially offset by a $2.2 million increase in marketing-related expenses which resulted from the increase in Biote-branded dietary supplement sales volume through our e-commerce site on Amazon in 2025 and an increase in web-based marketing expense in an ongoing effort to increase awareness of the products and services offered by Biote-certified practitioners, compared with 2024.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2025 remained relatively unchanged at $11.0 million compared to the year ended December 31, 2024. Interest expense on our Term Loan decreased $1.7 million due to a lower principal balance and lower monthly interest rates during the year ended December 31, 2025, compared to the year ended December 31, 2024. A majority of this decrease was offset by a $1.1 million decrease in interest income earned on our money market account which resulted from lower cash balances coupled with a $0.6 million increase in accreted interest related to our share repurchase liabilities during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Gain (Loss) from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 57.9% decrease in the closing price of our Class A common stock during the year ended December 31, 2025, compared with an increase of 25.1% for the year ended December 31, 2024. In addition to the changes in the closing price of our Class A common stock during the years ended December 31, 2025 and 2024, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, revenue volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated gain or loss recorded for the periods presented.

Other Income (Expense), net

The change in other income (expense) for the year ended December 31, 2025 compared to the year ended December 31, 2024. primarily resulted from currency fluctuations during the period.

Income Tax Expense

Income tax expense for the year ended December 31, 2025 increased $5.0 million compared to the year ended December 31, 2024. The increase relates to the deferred tax expense, primarily driven by a decrease in the Company’s outside basis in Holdings in 2025, compared to the deferred tax benefit recognized in 2024 from an increase in its outside basis.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

		Year Ended December 31,
(in thousands)		2025	2024
Net income		$31,597	$46
Interest expense, net(1)		10,961	11,001
Income tax expense		5,987	970
Depreciation and amortization(2)		3,670	3,574
Share-based compensation expense(3)	`	8,921	8,735
Litigation expenses-former owner(4)		314	972
Litigation-other(5)		1,602	2,688
Legal settlement and related expenses(6)		(226)	5,018
Inventory fair value write-up(7)		—	1,324
Transaction-related expenses(8)		—	82
Restructuring-related expenses(9)		572	—
Other expenses(10)		2,996	3,191
Merger and acquisition expenses(11)		110	1,019
(Gain) loss from change in fair value of earnout liabilities		(13,023)	19,605
Adjusted EBITDA		$53,481	$58,225
(1)
Represents cash and non-cash interest on our debt obligations, commitment fees for our unused Revolving Loans, net of interest income earned on our money market account and short-term investment. For the years ended December 31, 2025 and 2024, interest expense, net included $3.2 million and $2.6 million, respectively, of accreted interest related to the share repurchase liabilities.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.4 million and $0.03 million was included in cost of products for the years ended December 31, 2025 and 2024, respectively.
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
(8)
Represents transaction costs, including legal fees of $0.08 million during the year ended December 31, 2024 which were incurred in connection with the filing of, and transactions contemplated by, our securities offerings during the year ended December 31, 2024. No such filing fees were incurred during the year ended December 31, 2025.
(9)
Represents restructuring costs incurred during the year ended December 31, 2025 related to a workforce reduction primarily within our commercial organization.
(10)
Represents an inventory impairment charge of $1.3 million related to the January 2026 voluntary recall of select lots of bioidentical hormone pellets shipped by Asteria Health between May 2025 and January 2026, executive severance costs of $1.2 million and strategic consulting and legal fees related to the Chief Executive Officer transition of $0.4 million. For the year ended December 31, 2024, this amount represents executive severance costs of $2.0 million, strategic consulting and advisory service fees of $0.6 million, professional services fees of $0.4 million related to the accounting treatment of the share repurchase liabilities and estimated excise tax related to the repurchase of Class A common stock of $0.2 million.
(11)
Represents legal and professional consulting fees totaling $0.1 million incurred during the year ended December 31, 2025 to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business. For the year ended December 31, 2024, this amount represents professional fees of $0.3 million and legal fees of $0.7 million which were associated with strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our revolving loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of December 31, 2025 and 2024, we had cash and cash equivalents of $24.1 million and $39.3 million, respectively. Additionally, as of December 31, 2025 and 2024, we had $45.0 million and $50.0 million, respectively, of revolving loans available under our Truist credit agreement.

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

Cash Flows

The following table summarizes our consolidated cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$35,194	$45,243
Net cash used in investing activities	$(6,864)	$(18,798)
Net cash used in financing activities	$(43,555)	$(76,083)

Operating Activities

Cash flows from operating activities result primarily from fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Cash flows from operating activities are affected by earnings levels and changes in working capital related to our business. Working capital varies from period to period and can be affected by changes in our inventory levels due to varying demand for our products, the timing and amount of deposits required by our suppliers for future inventory purchases, the timing of cash collections on accounts receivable and the timing of repayment of our liabilities. Net cash provided by operating activities increased $10.0 million to $35.2 million for the year ended December 31, 2025 compared to cash provided by operating activities of $45.2 million for the year ended December 31, 2024. Our cash flow from working capital activities for the year ended December 31, 2025 used $8.3 million of cash, compared to the year ended December 31, 2024. Our working capital in 2025 was impacted by a $10.0 million increase in cash used for inventory, which was attributed to an increase in purchases of raw materials, an increase in in-process pellet inventory due to the timing of manufacturing raw materials into finished goods and an increase in our Biote-branded dietary supplement inventory attributed to the addition of new products, compared to the year ended December 31, 2024. Working capital for the year ended December 31, 2025 was also impacted by a $7.4 million increase cash used to relieve expenses accrued in 2024, such as executive officer severance and payment obligations related to legal settlements. These increases in cash used by working capital were partially offset by a $1.3 million increase in cash provided by accounts receivable, which was attributed to the timing and amount of cash collected from our customers as of December 31, 2025 compared to December 31, 2024. In comparison, cash flow from working capital activities generated $9.9 million of cash in 2024. This increase was primarily the result of efforts to improve processes around monitoring prepayments made to suppliers, maintaining inventory levels that are more in line with demand and increasing inventory turnover in 2024.

Investing Activities

Net cash used in investing activities decreased $11.9 million to $6.9 million for the year ended December 31, 2025 compared to $18.8 million for the year ended December 31, 2024, primarily due to the use of $11.8 million in cash to acquire Asteria Health, Simpatra and BioSana in 2024.

Financing Activities

Net cash used in financing activities decreased $32.5 million to $43.6 million for the year ended December 31, 2025 compared to cash used by financing activities of $76.1 million for the year ended December 31, 2024. Cash payments required under our repurchase liabilities decreased $24.6 million to $37.6 million in 2025 from $62.2 million in 2024. As of December 31, 2025, we had repaid approximately 84.4% of the liabilities. Borrowings under our Revolving Loans increased $5.0 million in 2025 compared to 2024 and the proceeds from such borrowings was used in January 2026 to fund a portion of the final $18.5 million payment required under our repurchase liabilities. Further, cash used to repurchase Class A common stock decreased $2.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to a decrease in the number of shares of Class A common stock repurchased coupled with a lower average price paid per share in 2025. These decreases were partially offset by $2.2 million decrease in proceeds from employee exercises of stock options in 2025, primarily due to the decline in the price of our Class A common stock compared to 2024.

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

Off-Balance Sheet Commitments and Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

Our principal contractual obligations and commitments consist of obligations to pay loan principal and interest under our long-term debt agreement and obligations under our operating lease agreement.

Refer to Note 10 and Note 15 to our consolidated financial statements for a discussion of the nature and timing of our obligations under these agreements. The future amount and timing of interest payments under our long-term debt agreement are expected to vary with the amount and then-prevailing contractual interest rates of our debt, which are discussed in Note 10 to our consolidated financial statements.

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

We are exposed to interest rate risk in relation to our long-term debt outstanding. As is more fully described in Note 10 to the consolidated financial statements elsewhere in this Annual Report, our outstanding long-term debt has a variable rate of interest, which is primarily based on the Standard Overnight Financing Rate. We estimate that an increase of 100 basis points in the interest rates related to our long-term debt would increase our annualized interest expense by approximately $1.0 million.

We do not engage in any strategies to limit our exposure to this interest rate risk. In addition to the interest rate risk related to our current borrowings, changes in interest rates could affect the interest we pay under any future borrowings on the line of credit available to us under our long-term debt agreement.

The variable interest rate on our long-term debt has decreased since our last fiscal year, to a rate of 6.3% as of December 31, 2025 from a rate of 7.2% as of December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our information technology environment. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of December 31, 2025.

Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

In order to address this previously reported material weakness, we hired additional accounting and finance personnel with technical accounting and financial reporting experience as well as implemented procedures and controls in the financial statement close process, which include enhanced system capabilities in most areas, enhanced reconciliation controls, enhanced review controls and financial close checklists which ensure all necessary reviews and reconciliations are occurring as designed. Additionally, we also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. We have reviewed and assessed access within our information systems in light of our limited staff and began implementing mitigating controls where system-level segregation may not be feasible. Additionally, we have formalized our policies and procedures and designed controls to improve our user access reviews and change management procedures for key systems and have enacted a plan to commence testing these controls in the future.

While our efforts are ongoing and we are continuing to take additional steps to address this material weakness, our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects, and we cannot guarantee that these objectives will prevent or detect material weaknesses in the future. The material weakness will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Although we are working to remediate the identified material weakness, we can provide no assurance that the material weakness will be remediated during fiscal year 2026.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the COSO framework. Our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made progress toward remediating the material weakness, our management has determined that the material weakness has not yet been fully remediated. Consequently, our management has concluded our internal control over financial reporting was not effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information Regarding Executive Officers,” which will be included in our definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), if the 2026 Proxy Statement is filed with the SEC within 120 days after December 31, 2025, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2025.

The information required by Item 408(b) of Regulation S-K will be set forth in the section captioned “Insider Trading Arrangements and Policies” in our 2026 Proxy Statement and is incorporated herein by reference.

Code of Conduct and Ethics

We have adopted a code of ethics (the “Code of Ethics”) applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq, which is available on the Governance section of our investor relations website at ir.biote.com. Information contained on our website is not part of this Annual Report. In addition, we intend to satisfy the disclosure requirements regarding any applicable amendment to, or waiver from, the Code of Ethics by posting such information on our Investor Relations website rather than by filing a Current Report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation,” which will be included in our 2026 Proxy Statement, if the 2026 Proxy Statement is filed with the SEC within 120 days after December 31, 2025, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2025.

The information required by Item 402(x) of Regulation S-K shall be set forth in the section headed “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information,” which will be included in our 2026 Proxy Statement, if the 2026 Proxy Statement is filed with the SEC within 120 days after December 31, 2025, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance,” which will be included in our 2026 Proxy Statement, if the 2026 Proxy Statement is filed with the SEC within 120 days after December 31, 2025, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP, Dallas, TX, PCAOB ID: 34.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 2—Ratification of Deloitte & Touche LLP as Our Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” which will be included in our 2026 Proxy Statement, if the 2026 Proxy Statement is filed with the SEC within 120 days after December 31, 2025, or will otherwise be provided in an amendment to our Annual Report on Form 10-K/A filed with the SEC no later than 120 days after December 31, 2025.

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

4.1*	Description of the Registrant’s Securities.
10.1#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q (File No. 001-40128) filed by the Company with the SEC on May 9, 2025
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

10.8#

Transition and Separation Agreement, dated January 30, 2025, by and between BioTE Medical, LLC and Teresa S. Weber (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed by the Company with the SEC on March 14, 2025).

10.9†#

Consulting Agreement, dated January 30, 2025, by and between BioTE Medical, LLC and Teresa S. Weber (d/b/a ProTech & Associates) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed by the Company with the SEC on March 14, 2025).

10.10#

Services Agreement, effective as of May 26, 2022, by and between BioTE Medical, LLC and Marc Beer (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 (File No. 333-265714) filed by the Company with the SEC on June 17, 2022).

10.11#

Employment Agreement, effective February 1, 2025, by and between BioTE Medical, LLC and Bret Christensen (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-40128) filed by the Company with the SEC on March 14, 2025).

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

10.15#	biote Corp. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.16#	Form of Stock Option Grant Notice (incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.17#	Form of RSU Award Grant Notice (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 filed on August 3, 2022).
10.18

Underwriting Agreement, dated as of June 5, 2023, by the among the Company, Roth Capital Partners, LLC, as the underwriter, and the Selling Stockholder named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on June 7, 2023).

10.19†

Settlement Agreement between the Company and Dr. Gary S. Donovitz, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on May 10, 2024).

10.20

Amendment to the Settlement Agreement, dated as of November 3, 2025, between the Company and Dr. Gary S. Donovitz (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on November 7, 2025).

10.21†

Settlement Agreement between the Company and Marci M. Donovitz, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 To the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on August 9, 2024).

10.22

Amendment to the Settlement Agreement, dated as of September 26, 2025, between the Company and Marci M. Donovitz (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on November 7, 2025).

10.23

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

BIOTE CORP.

Date: March 13, 2026	By:	/s/ Bret Christensen
Name: Bret Christensen
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2026	By:	/s/ Robert C. Peterson
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

Name	Position	Date
/s/ Bret Christensen Bret Christensen	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2026
/s/ Robert C. Peterson Robert C. Peterson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2026
/s/ Marc D. Beer Marc D. Beer	Non-Executive Chairman and Chairman of the Board	March 13, 2026
/s/ Richard Barrera Richard Barrera	Director	March 13, 2026
/s/ Mark Cone Mark Cone	Director	March 13, 2026
/s/ Andrew R. Heyer Andrew R. Heyer	Director	March 13, 2026
/s/ Dana Jacoby Dana Jacoby	Director	March 13, 2026
/s/ Debra L. Morris Debra L. Morris	Director	March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of biote Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of biote Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2026

We have served as the Company’s auditor since 2021.

biote Corp.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$24,123	$39,342
Accounts receivable, net	6,868	7,631
Inventory, net	19,064	14,845
Other current assets	4,615	6,309
Total current assets	54,670	68,127
Property and equipment, net	10,753	6,973
Capitalized software, net	4,525	3,877
Goodwill	5,833	5,833
Intangible assets, net	4,266	5,500
Operating lease right-of-use assets	2,701	3,246
Deferred tax assets, net	24,793	28,742
Other non-current assets	72	72
Total assets	$107,613	$122,370

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,826	$5,813
Accrued expenses	9,806	11,293
Term loan, current	6,250	6,250
Deferred revenue, current	3,017	2,961
Earnout liabilities, current	—	100
Operating lease liabilities, current	592	523
Share repurchase liabilities, current	18,500	24,574
Total current liabilities	44,991	51,514
Term loan, net of current portion	95,782	101,199
Revolving loans	5,000	—
Deferred revenue, net of current portion	1,097	1,553
Operating lease liabilities, net of current portion	2,298	2,890
Share repurchase liabilities, net of current portion	—	44,300
Other non-current liability	344	1,500
TRA liability	4,386	4,479
Earnout liabilities, net of current portion	4,112	17,135
Total liabilities	158,010	224,570
Commitments and contingencies (See Note 19)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A common stock, $0.0001 par value, 600,000,000 shares authorized; 32,300,867 and 33,073,277, shares issued, 30,713,367 and 31,485,777 shares outstanding as of December 31, 2025 and 2024, respectively	3	3
Class V voting stock, $0.0001 par value, 100,000,000 shares authorized; 7,249,879 shares issued, 5,221,653 shares outstanding each as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(49,549)	(100,297)
Accumulated other comprehensive loss	(29)	(35)
Treasury stock, at cost	(8,965)	(5,600)
biote Corp.’s stockholders’ deficit	(58,539)	(105,928)
Noncontrolling interest	8,142	3,728
Total stockholders’ deficit	(50,397)	(102,200)
Total liabilities and stockholders’ deficit	$107,613	$122,370

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$186,924	$192,240
Service revenue	5,295	4,951
Total revenue	192,219	197,191
Cost of revenue
Cost of products	51,149	55,087
Cost of services	3,709	3,043
Cost of revenue	54,858	58,130
Selling, general and administrative	101,810	107,450
Income from operations	35,551	31,611
Other income (expense), net:
Interest expense, net	(10,961)	(11,001)
Gain (loss) from change in fair value of earnout liabilities	13,023	(19,605)
Other income (expense), net	(29)	11
Total other income (expense), net	2,033	(30,595)
Income before provision for income taxes	37,584	1,016
Income tax expense	5,987	970
Net income	31,597	46
Less: Net income (loss) attributable to noncontrolling interest	4,552	(3,111)
Net income attributable to biote Corp. stockholders	$27,045	$3,157

Other comprehensive income (loss):
Foreign currency translation adjustments	6	(15)
Other comprehensive income (loss)	6	(15)
Comprehensive income	$31,603	$31

Net income per common share
Basic	$0.86	$0.09
Diluted	$0.74	$0.09
Weighted average common shares outstanding
Basic	31,283,245	34,270,809
Diluted	36,666,766	34,270,809

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2024	31,485,777	$3	5,221,653	$1	$—	$(100,297)	$(35)	$(5,600)	$(105,928)	$3,728	$(102,200)

Distributions	—	—	—	—	—	—	—	—	—	(1,727)	(1,727)
Net income (loss)	—	—	—	—	—	27,045	—	—	27,045	4,552	31,597
Other comprehensive income	—	—	—	—	—	—	6	—	6	—	6
Share-based compensation	—	—	—	—	—	8,921	—	—	8,921	—	8,921
Vesting of RSUs	24,039	—	—	—	—	(566)	—	—	(566)	566	—
Issuance of stock under purchase plans	54,002	—	—	—	—	(205)	—	—	(205)	347	142
Exercise of stock options	64,040	—	—	—	—	(436)	—	—	(436)	662	226
Common stock repurchased	(1,011,767)	—	—	—	—	—	—	(3,365)	(3,365)	—	(3,365)
Shares issued in connection with acquisition	97,276	—	—	—	—	(14)	—	—	(14)	14	—
Legal Settlement - Liabilities	—	—	—	—	—	15,977	—	—	15,977	—	15,977
TRA liability	—	—	—	—	—	26	—	—	26	—	26

Balance at December 31, 2025	30,713,367	$3	5,221,653	$1	$—	$(49,549)	$(29)	$(8,965)	$(58,539)	$8,142	$(50,397)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2023	34,254,883	$3	28,819,066	$3	$—	$(29,391)	$(12)	$—	$(29,397)	$(7,149)	$(36,546)

Distributions	—	—	—	—	—	—	—	—	—	(4,744)	(4,744)
Net income (loss)	—	—	—	—	—	3,157	—	—	3,157	(3,111)	46
Other comprehensive income	—	—	—	—	—	—	(18)	—	(18)	(4)	(22)
Share-based compensation	—	—	—	—	—	8,735	—	—	8,735	—	8,735
Vesting of RSUs	444,783	—	—	—	—	(17,959)	(7)	—	(17,966)	17,966	—
Issuance of stock under purchase plans	63,413	—	—	—	—	(836)	—	—	(836)	1,118	282
Exercise of stock options	556,515	—	—	—	—	(2,140)	(1)	—	(2,141)	4,531	2,390
Class A common stock repurchased	(996,964)	—	—	—	—	—	—	(5,599)	(5,599)	—	(5,599)
Shares issued in connection with acquisition	291,829	—	—	—	—	1,146	—	—	1,146	695	1,841
Exchanges of Class V voting stock	1,946,408	—	(1,946,408)	—	—	3,656	2	—	3,658	(3,658)	—
Legal Settlement - Repurchase of Shares	(5,075,090)	—	(21,651,005)	(2)	—	(126,498)	1	(1)	(126,500)	(1,916)	(128,416)
Legal Settlement - Liabilities	—	—	—	—	—	59,074	—	—	59,074	—	59,074
TRA liability	—	—	—	—	—	759	—	—	759	—	759

Balance at December 31, 2024	31,485,777	$3	5,221,653	$1	$—	$(100,297)	$(35)	$(5,600)	$(105,928)	$3,728	$(102,200)

The accompanying notes are an integral part of these consolidated financial statements.

biote Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net income	$31,597	$46
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,670	3,574
Bad debt expense	1,721	1,490
Amortization of debt issuance costs	833	819
Provision for obsolete inventory	2,023	503
Non-cash lease expense	545	815
Non-cash interest on share repurchase liability	3,184	2,620
Share-based compensation expense	8,921	8,735
(Gain) loss from change in fair value of earnout liabilities	(13,023)	19,605
Deferred income taxes	3,975	(2,898)
Changes in operating assets and liabilities:
Accounts receivable	(958)	(2,267)
Inventory	(6,242)	3,714
Other assets	1,694	2,882
Accounts payable	1,013	1,545
Deferred revenue	(400)	190
Accrued expenses	(2,743)	4,632
Payments pursuant to TRA	(93)	—
Operating lease liabilities	(523)	(762)
Net cash provided by operating activities	35,194	45,243
Investing Activities
Purchases of property and equipment	(5,015)	(6,430)
Purchases of capitalized software	(1,849)	(526)
Acquisitions, net of cash acquired	—	(11,842)
Net cash used in investing activities	(6,864)	(18,798)
Financing Activities
Repurchases of Class A common stock	(3,365)	(5,599)
Borrowings on revolving loans	5,000	—
Principal repayments on term loan	(6,250)	(6,250)
Payments on repurchase liability	(37,581)	(62,162)
Proceeds from exercise of stock options	226	2,390
Issuance of stock under purchase plan	142	282
Distributions	(1,727)	(4,744)
Net cash used in financing activities	(43,555)	(76,083)
Effect of exchange rate changes on cash and cash equivalents	6	(22)
Net decrease in cash and cash equivalents	(15,219)	(49,660)
Cash and cash equivalents at beginning of period	39,342	89,002
Cash and cash equivalents at end of period	$24,123	$39,342
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,877	$9,535
Cash paid for income taxes	$2,752	$2,593
Non-cash investing and financing activities
Capital expenditures and capitalized software included in accounts payable	$—	$50
Shares issued to acquire Simpatra	$—	$1,841

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

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Biote and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company recognizes noncontrolling interest related to its less-than-wholly-owned subsidiary as equity in the consolidated financial statements separate from the parent entity’s equity. The net income attributable to noncontrolling interest is included in net income in the consolidated statements of operations and comprehensive income.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions used for, but not limited to, determining the collectability of accounts receivable, inventory valuations, fair value of long-lived assets, goodwill valuations, contingent liability valuations and share-based compensation. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates may change as new events occur and additional information is obtained; therefore, actual results could differ from those estimates.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows.

Business Combinations and Asset Acquisitions—The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”), Business Combinations (“ASC 805”) as either a business combination or an asset acquisition. For business combinations, the fair value of the purchase consideration is allocated to tangible and intangible assets acquired, liabilities assumed (including contingent consideration) and equity instruments issued based on their estimated fair values as of the acquisition date. The excess of the fair value of the purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over their useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

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

Goodwill and Intangible Assets—The Company tests goodwill at the reporting unit level, which is defined as an operating segment or one level below the operating segment, for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances would more likely than not reduce the fair value of the reporting unit below its carrying value. The

Company has one reporting unit subject to goodwill impairment testing. For the years ended December 31, 2025 and 2024 the Company did not recognize any impairment charges on its goodwill.

The Company evaluates the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation of these intangible assets is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If such review indicates that the carrying amount of a finite-lived intangible asset is not recoverable and the asset's fair value is less than the carrying amount, an impairment charge is recognized. The Company did not recognize any impairment charges on its finite-lived intangible assets during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company did not have any indefinite-lived intangible assets.

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

The Company’s debt instruments are carried at amortized cost in its consolidated balance sheets, which may differ from their respective fair values. The fair values of the Company’s term loan and revolving line of credit generally approximate their carrying values. See Note 12 for further detail.

Cash—As of December 31, 2025 and 2024, cash consisted primarily of checking and savings deposits. The Company maintains deposits with two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits. The Company does not hold any cash equivalents, which would consist of highly liquid investments with original maturities of three months or less at the time of purchase.

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

Bad debt expense is classified in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income. The Company generally does not require any security or collateral to support its receivables. The following table presents a rollforward of the allowance for doubtful accounts:

(in thousands)
As of December 31, 2023	$(879)
Provisions charged to operating results	(1,490)
Account write-off and recoveries	433
As of December 31, 2024	$(1,936)

As of December 31, 2024	$(1,936)
Provisions charged to operating results	(1,721)
Account write-off and recoveries	567
As of December 31, 2025	$(3,090)

Inventory, net—Inventory is carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventory primarily consists of bioidentical hormone pellets and Biote-branded dietary supplements. Bioidentical hormone pellets contain bioidentical testosterone or estrogen used to achieve hormone balance. Biote-branded dietary supplements are high-grade vitamins used to enhance hormone therapy. The Company reviews its inventory balances and writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Inventory write-downs are recorded within cost of products in the consolidated statements of operations and comprehensive income. As of December 31, 2025 and 2024 the Company’s reserve for obsolete and expired inventory was $3.5 million and $1.8 million, respectively. See Note 5 for further details.

Other Current Assets—Total other current assets consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Prepaid expenses	$3,441	$3,322
Advances	355	2,805
Income tax receivable	809	71
Other assets	10	111
Total other current assets	$4,615	$6,309

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned, but not received, on the Company’s money market account. Interest earned on the money market account of $0.9 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively, was included in interest expense, net in the Company’s consolidated statements of operations and comprehensive income.

Property and Equipment, Net—Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter, and is recorded in selling, general, and administrative expense and cost of products in the consolidated statements of operations and comprehensive income. The estimated useful lives of property and equipment and amortization period of operating right of use assets are as follows:

Trocars	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Office equipment	5 years
Compounding equipment	5-10 years
Computer software	3-5 years
Furniture and fixtures	5-7 years
Computer equipment	3-5 years

See Note 6 for further details.

Capitalized Software, Net—Capitalization of costs related to internally developed software begins when the preliminary project stage is completed and it is probable that the project will be completed and used for its intended function. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. Internal use software is amortized on a straight-line basis over its estimated useful life, generally three to five years, and is recorded in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income. See Note 7 for further details.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, capitalized software and operating right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable compared to the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment charges were recorded during the years ended December 31, 2025 and 2024.

Leases—At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company elected to not recognize leases with a lease term of one year or less on its balance sheet. Leases with a term greater than one year are recognized on the balance sheets as right-of-use (“ROU”) assets and current and non-current lease liabilities, as applicable, at the commencement date based on the present value of the remaining lease payments. As of December 31, 2025 and 2024, the Company did not have any financing leases.

Operating lease costs are recognized on a straight-line basis over the term of the lease. Variable lease costs are expensed as incurred and included in selling, general, and administrative expense in the consolidated statements of operations and comprehensive income. Certain adjustments to the ROU asset may be required for items such as incentives, prepaid lease payments, or initial direct costs. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change.

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

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the consolidated statements of operations and comprehensive income. As of December 31, 2025 and 2024, no accrued interest or penalties are included on the consolidated balance sheets. See Note 16 for further details.

Debt Issuance Costs—The Company accounts for costs incurred in connection with the issuance of long-term debt as a direct reduction of the debt. These costs are amortized over the life of the associated debt, using the effective interest method, and are included as a component of interest expense, net in the Company’s consolidated statements of operations and comprehensive income.

Share Repurchase Liabilities—Share repurchase liabilities were the result of settlements with former shareholders. These liabilities were accounted for as forward share repurchase contracts. The forward share repurchase liabilities were initially measured at the present value of the settlement amounts discounted at the rate implicit at inception and subsequently remeasured using the effective interest rate method. Changes in the carrying amounts of the forward share repurchase liabilities are recorded in interest expense, net in the consolidated statements of operations and comprehensive income. The reduction of Class A common stock outstanding was recorded at the inception of the forward share repurchase contracts and factored into the calculation of weighted average shares outstanding at that time.

During the year ended December 31, 2025, the Company repurchased approximately 5.5 million shares of its Class V voting stock for $25.1 million, pursuant to settlement agreements with certain former shareholders, and reduced its share repurchase liabilities by the same amount.

On November 3, 2025, the Company executed an amendment to that certain settlement agreement with Gary S. Donovitz, pursuant to which the Company agreed to repurchase the remaining 6.1 million shares of Dr. Donovitz’s Class V voting stock for a lump sum payment of $18.5 million in consideration for the full satisfaction of the Company’s remaining payment obligations under the settlement agreement. As a result, the Company reduced its forward share repurchase liability in the fourth quarter of 2025 by approximately $9.9 million with an offset to additional paid-in capital. As of December 31, 2025, the fair value of the related forward repurchase liability was $18.5 million and was included in share repurchase liabilities, current, in the December 31, 2025 consolidated balance sheet. The Company fully repaid its obligation under this amendment on January 2, 2026. See Note 19 and Note 23 for additional information.

On September 26, 2025, the Company executed an amendment to that certain settlement agreement with Marci M. Donovitz (the “Amended Settlement Agreement”), pursuant to which the Company agreed to repurchase the remaining 2.8 million shares of Ms. Donovitz’s Class V voting stock for a lump sum payment of $12.5 million in consideration for the full satisfaction of the Company’s remaining obligations under the settlement agreement. As a result, the Company reduced its forward share repurchase liability by $6.1 million, with an offset to additional paid-in capital. The Company fully repaid its obligation under this amendment on October 6, 2025.

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

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products in the consolidated statements of operations and comprehensive income. Shipping and handling costs billed to customers are considered part of the transaction price and are recognized as revenue with the underlying product sales for Biote-branded dietary supplements and trocars.

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

As of December 31, 2025 and 2024, the Company allocated $0.2 million and $0.02 million respectively, of consideration to the unsatisfied initial training obligations, and $2.2 million and $2.8 million, respectively, of consideration to the unsatisfied contract-term service obligations provided to the Biote Method customers.

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue in the consolidated balance sheets and is expected to be recognized as revenue within one year, as the training is complete. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, long-term for the amounts expected to be recognized within one year and longer than one year, respectively. As of December 31, 2025 and 2024 the amount of consideration allocated to contract-term services presented within deferred revenue was $1.5 million and $1.7 million, respectively, and the amount presented within deferred revenue, net of current portion was $0.7 million and $1.1 million, respectively.

The consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively. As of December 31, 2025 and 2024 the amount of these premiums within deferred revenue was $1.4 million and $1.2 million, respectively, and the amount within deferred revenue, net of current portion was $0.4 million and $0.5 million, respectively.

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

Contract assets are the Company’s right to consideration for goods or services that the entity has transferred to the customer when that right is conditioned on something other than the passage of time. As of December 31, 2025 and 2024 the Company did not have any contract assets.

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

The Company does not have a history of material returns or refunds, and generally does not offer warranties or guarantees for any products or services. Expected returns and refunds are recorded as a reduction of revenue. For each of the years ended December 31, 2025 and 2024, the Company had returns of $0.4 million.

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

Advertising—Advertising expenses include costs incurred to market the Company’s products through digital and traditional marketing channels, such as on third-party websites, television and print media. Advertising expenses also include costs related to certain marketing events and public relations and marketing agency fees. For each of the years ended December 31, 2025 and 2024 advertising costs were $5.9 million. Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.9 million during each of the years ended December 31, 2025 and 2024, respectively. Safe harbor contributions are presented within selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

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

Commissions—Commissions consist primarily of fees paid to the Company’s internal sales force. Commissions paid to the Company’s internal sales forces relate to market support and development activities undertaken to drive channel sales through existing customers and are not considered incremental costs to obtain a customer contract. For the years ended December 31, 2025 and 2024 expenses incurred for this commission program was $5.9 million and $6.3 million, respectively.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of December 31, 2025 and 2024, 100% of the Company’s outstanding debt and available line of credit was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the line of credit.

Inventory purchases from four vendors totaled 75.8% and 82.7% for the years ended December 31, 2025 and 2024, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on the Company’s financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the years ended December 31, 2025 and 2024. The Company did not have any customers that accounted for more than 10% of its outstanding gross accounts receivable as of December 31, 2025 and 2024.

Recently Adopted Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which expands annual disclosures in an entity’s income tax rate reconciliation table and requires annual disclosures regarding cash taxes paid both in the U.S. (federal and state) and foreign jurisdictions. The amendments to this ASU are effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis and it did not have a material impact on its consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted—In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. ASU 2025-11 also adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 650-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. Under this guidance, capitalization of eligible costs begins when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used for the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, using a prospective approach, modified transition approach for in-process projects or a retrospective approach. Early adoption is permitted. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to the interim and annual financial statements. The amendments in this ASU are applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

3.
ACQUISITIONS

F.H. Investments

On March 18, 2024, the Company acquired F.H. Investments Inc. (“Asteria Health”), a privately held 503B manufacturer of compounded bioidentical hormones. The total consideration of $9.0 million consisted of $8.5 million in cash payments and an additional $0.5 million cash earnout payment that was contingent on meeting certain operating metrics. The Company determined that the operating metrics set forth in the purchase agreement were met during the second quarter of 2024 and a cash payment of $0.5 million was made to the former owners of Asteria Health in May 2024.

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

Costs incurred to purchase Asteria Health have been and will be recognized as expenses in the period in which the costs are incurred. During the year ended December 31, 2024, the Company incurred $0.4 million in acquisition-related costs, consisting primarily of legal and consulting costs and were included in selling, general and administrative expense in the consolidated statement of operations and comprehensive income. For the year ended December 31, 2025, cost incurred related to the acquisition of Asteria Health were not material.

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

4.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Pellet procedures	$137,038	$150,329
Dietary supplements	42,884	36,018
Disposable trocars	4,852	4,345
Shipping fees and other	2,150	1,548
Product revenue	186,924	192,240

Training	1,076	1,456
Contract-term services	1,362	1,226
Other	2,857	2,269
Service revenue	5,295	4,951
Total revenue	$192,219	$197,191

Revenue recognized by geographic region was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
United States	$185,924	$191,221
All other	1,000	1,019
Product revenue	186,924	192,240

United States	5,295	4,950
All other	—	1
Total revenue	$192,219	$197,191

Significant changes in contract liability balances were as follows:

	Year Ended December 31,
	2025		2024
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(2,772)	$—	$(1,933)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,773	801	1,934	947
Transfers between current and non-current liabilities due to the expected revenue recognition period	1,280	(1,280)	1,051	(1,051)
Total increase (decrease) in contract liabilities	$281	$(479)	$1,052	$(104)

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue in the consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue and deferred revenue, net of current portion for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Unsatisfied training obligations – Current	$158	$16
Unsatisfied contract-term services – Current	1,471	1,704
Unsatisfied contract-term services – Long-term	745	1,054
Total allocated to unsatisfied contract-term services	2,216	2,758
Unsatisfied pellet procedures – Current	1,388	1,241
Unsatisfied pellet procedures – Long-term	352	499
Total allocated to unsatisfied pellet procedures	1,740	1,740
Total deferred revenue – Current	$3,017	$2,961
Total deferred revenue – Long-term	$1,097	$1,553

5.
INVENTORY, NET

The components of inventory, net were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Product inventory – Pellets	$6,694	$7,168
Pellets in process	1,524	295
Raw materials	556	1,051
Less: Obsolete and expired pellet allowance	(3,153)	(1,690)
Pellet inventory, net	5,621	6,824
Product inventory – Dietary supplements	10,085	8,121
Raw materials	3,723	—
Less: Obsolete and expired dietary supplement allowance	(365)	(100)
Dietary supplement inventory, net	13,443	8,021
Inventory, net	$19,064	$14,845

On January 26, 2026, the Company announced its subsidiary, Asteria Health, issued a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 19, 2026 due to the potential presence of metal particulate matter. The Company evaluated its pellet inventory on hand as of the date of the recall, and determined the pellet inventory lots impacted by the recall were impaired as of December 31, 2025. As a result, the Company recorded an impairment charge of $1.3 million to write-down the impacted pellet inventory to net realizable value, which is reflected in cost of products in the consolidated statement of operations and comprehensive income for the year ended December 31, 2025.

6.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Trocars	$4,644	$4,644
Leasehold improvements	8,311	3,251
Office equipment	355	253
Compounding equipment	1,685	252
Computer software	140	140
Furniture and fixtures	481	285
Computer equipment	571	327
Construction in process	2,206	4,226
Property and equipment	18,393	13,378
Less: Accumulated depreciation	(7,640)	(6,405)
Property and equipment, net	$10,753	$6,973

Depreciation expense reflected in selling, general and administrative expense in the consolidated statements of operations and comprehensive income was $0.8 million for each of the years ended December 31, 2025 and 2024, respectively. Depreciation expense reflected in cost of products in the consolidated statements of operations and comprehensive income was $0.4 million and $0.03 million for the years ended December 31, 2025 and 2024, respectively. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

7.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Website costs	$10,454	$9,812
Development in process	1,430	223
Less: Accumulated amortization	(7,359)	(6,158)
Capitalized software, net	$4,525	$3,877

Amortization expense for capitalized software was $1.2 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively, and was included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

8.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31, 2025			December 31, 2024
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period
Customer relationships	$2,260	$(556)	$1,704	$2,260	$(255)	$2,005	8.3 years
Developed technology	4,006	(1,603)	2,403	4,006	(801)	3,205	5 years
Non-compete agreement	230	(134)	96	230	(58)	172	3 years
Trade names	165	(102)	63	165	(47)	118	3 years
Total intangible assets	$6,661	$(2,395)	$4,266	$6,661	$(1,161)	$5,500	6 years

Definite Lived Intangible Asset Amortization

Amortization expense related to definite lived intangible assets was $1.2 million for each of the years ended December 31, 2025 and 2024, respectively, and was included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income.

The estimated amortization expense for each of the next five years is as follows:

As of December 31,	(in thousands)
2026	1,234
2027	1,128
2028	1,102
2029	164
2030	151
Thereafter	487
Total	$4,266

9.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Accrued professional fees	$610	$638
Accrued employee-related costs	5,811	5,645
Legal settlement accrual	1,600	3,500
Other	1,785	1,510
Accrued expenses	$9,806	$11,293

10.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (the “Credit Agreement”) for $125.0 million. The Credit agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. On April 26, 2024, the Company entered into a First Amendment to the Credit Agreement and Waiver (the “First Amendment to Credit Agreement and Waiver”) with the lender, that waived an event of default and also agreed that payments made to repurchase specified shares in settlement of that certain settlement agreement with Gary S. Donovitz will no longer continue as an event of default. On June 26, 2024, the Company entered into a Second Amendment to the Credit Agreement, in which the lender agreed that the payments made to repurchase specified shares in settlement of that certain settlement agreement with Marci Donovitz will not qualify as an event of default on the Term Loan.

At the Company’s election, interest on borrowings under the Credit Agreement is based on either the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At December 31, 2025, the interest rate charged to the Company was approximately 6.32%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. As of December 31, 2025, the Company had $5.0 million outstanding under the Revolving Loans and had no amounts outstanding as of December 31, 2024.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. As of December 31, 2025, the Company was in compliance with all required financial covenants associated with the Credit Agreement.

The Company capitalized lender’s fees and related attorney’s fees of $4.0 million, which are amortized over the life of the Term Loan and included in interest expense, net in the consolidated statements of operations and comprehensive income. Amortization expense related to the debt issuance costs was $0.8 million for each of the years ended December 31, 2025 and 2024, respectively.

Long-term debt was as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Term loan	$103,125	$109,375
Less: Current portion	(6,250)	(6,250)
	96,875	103,125
Less: Unamortized debt issuance costs	(1,093)	(1,926)
Term loan, net of current portion	$95,782	$101,199

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of December 31,	(in thousands)
2026	6,250
2027	96,875
$103,125

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

The Company classified the earnout shares as a liability in its consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the consolidated statements of operations and comprehensive income. See Note 12 Fair Value Measurements for further detail.

12.
FAIR VALUE MEASUREMENTS

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$4,112	$4,112

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$17,235	$17,235

There were no movements between levels during the years ended December 31, 2025 and 2024.

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

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	December 31, 2025	December 31, 2024
Stock price	$2.60	$6.18
Risk-free rate	3.4%	4.2%
Volatility	74.1%	75.0%
Term (in years)	1.4	2.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

	As of
	December 31, 2025	December 31, 2024
Stock price	$2.60	$6.18
Risk-free rate	3.5%	4.3%
Equity volatility	64.5%	68.5%
Revenue volatility	57.0%	53.9%
Revenue discount rate	14.5%	14.6%
Correlation factor	3.0%	5.0%
Term (in years)	2.0	3.0

Changes in fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2024	$17,235
Settlement	(75)
Gain on asset acquisition	(25)
Gain from change in fair value	(13,023)
Fair value as of December 31, 2025	$4,112

13.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of December 31, 2025, Biote’s ownership of Holdings was approximately 87.9%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of the Company, noncontrolling interest is presented in permanent equity.

14.
SHARE-BASED COMPENSATION

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the years ended December 31, 2025 and 2024:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2023	414,566	$8.08
Granted	100,044	$4.76
Vested	(444,783)	$7.72
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	266,849	$3.72
Forfeited	(49,288)	$3.25
Vested	(24,039)	$5.57
RSUs outstanding at December 31, 2025	263,349	$3.88

The Company recognized share-based compensation expense of $0.4 million and $0.8 million during the years ended December 31, 2025 and 2024, respectively, related to RSUs. As of December 31, 2025, the Company had $0.4 million of unrecognized share-based compensation expense related to RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the years ended December 31, 2025 and 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2023	8,141,716	$4.66	8.9
Granted	4,200,766	$5.43
Exercised	(556,515)	$4.29
Forfeited	(1,475,396)	$4.99
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	4,593,177	$3.94
Exercised	(64,040)	$3.53
Forfeited	(2,557,612)	$4.58
Options outstanding at December 31, 2025	12,282,096	$4.66	7.9
Options exercisable at December 31, 2025	5,206,170	$4.80	6.8

The Company recognized share-based compensation expense of $8.5 million and $7.8 million during the years ended December 31, 2025 and 2024, respectively, related to stock options. As of December 31, 2025, there was $15.7 million of unrecognized share-based compensation expense related to stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.42 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2025 were as follows:

December 31,
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

The Company recognized share-based compensation expense of $0.06 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, related to the ESPP. As of December 31, 2025 and 2024, 54,002 shares and 63,413 shares, respectively, had been purchased under the ESPP.

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

On September 11, 2024, the Company entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that will be used by Asteria Health to expand its compounded bioidentical hormones manufacturing facility capabilities. The Company recorded an initial operating lease right-of-use asset of $1.4 million and corresponding current and non-current operating lease liability of $0.04 million and $1.3 million, respectively, at the lease commencement date.

The Company recognizes operating lease costs on a straight-line basis over the lease term within Selling, general and administrative expense in the consolidated statements of operations and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Year Ended December 31,
	2025	2024
Fixed lease expense	$770	$640
Total lease cost	$770	$640

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$748	$557
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,779

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	December 31,	December 31,
(in thousands)	2025	2024
Lease assets
Operating lease right-of-use assets	$2,701	$3,246
Total lease assets	$2,701	$3,246

Lease liabilities
Current:
Operating lease liabilities	$592	$523
Non-current:
Operating lease liabilities	2,298	2,890
Total lease liabilities	$2,890	$3,413

Weighted-average remaining lease term — operating leases (years)	5.59	6.30
Weighted-average discount rate — operating leases	7.10%	7.20%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the Company’s total lease obligation:

As of December 31,	(in thousands)
2026	$774
2027	801
2028	701
2029	185
2030	192
Thereafter	829
Total lease payments	3,482
Less: Interest	(592)
Present value of lease liabilities	$2,890

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

Income before provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Domestic	$37,967	$1,324
Foreign	(383)	(308)
Income before provision for income taxes	$37,584	$1,016

Cash paid for income taxes, net of refunds, was as follows:

(in thousands)	Year ended December 31, 2025
Federal	$2,007
State	$739
Foreign	6
Total cash paid for taxes, net of refunds	$2,752

The following presents the jurisdictions that exceeded 5% of total income taxes paid, net of refunds:

(in thousands)	Year ended December 31, 2025
State:
Texas	$216
Florida	$149

The income tax provision consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Current income tax provision (benefit):
Federal	$1,429	$2,997
State and Local	581	857
Foreign	4	14
Total current expense (benefit):	2,014	3,868
Deferred income tax provision (benefit):
Federal	3,927	(2,520)
State and Local	46	(378)
Foreign	—	—
Total deferred expense (benefit):	3,973	(2,898)
Total income tax provision (benefit)	$5,987	$970

A reconciliation of the federal income tax rate to the Company’s effective tax rate was as follows:

	Year ended December 31, 2025
(in thousands)	Amount	Rate
U.S. federal statutory tax rate	$7,893	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes(1)	546	1.5%
Foreign tax effects:
Mexico - Other	84	0.2%
Partnership flowthrough	(2,353)	(6.3)%
Other, net	(183)	(0.5)%
	$5,987	15.9%

(1) State taxes in California, Florida and Texas made up a majority of the tax effect in this category for 2025.

A reconciliation of the federal income tax rate to the Company’s effective tax rate prior to the adoption of ASU 2023-09 was as follows:

(in thousands)	Year ended December 31, 2024
Statutory federal income tax rate	$213
State taxes, net of federal benefit	385
Nontaxable partnership income	117
Return to provision	124
Foreign rate differential	(29)
Excise tax on share repurchases	63
Change in valuation allowance	70
Nondeductible compensation	27
$970

The Company’s significant rate reconciliation items are driven primarily by state taxes and permanent differences associated with Holdings’ flowthrough income.

The Company’s net deferred tax assets (liabilities) were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Outside basis difference in partnership	$24,076	$27,933
Net operating loss carryforwards	702	566
Intangibles	717	809
Total deferred tax assets	$25,495	$29,308
Valuation allowance	(702)	(566)
Deferred tax assets, net of allowance	$24,793	$28,742

As of December 31, 2025, the Company had foreign net operating loss carryforwards of $2.3 million attributable to its Mexican operations, which begin to expire in 2028.

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. During the year ended December 31, 2024 the Company executed settlement agreements to resolve legal matters with former shareholders pursuant to which the Company acquired certain membership units. The acquisition of these membership units resulted in a reduction in the deferred tax asset and liability under the TRA of $4.0 million and $17.3 million, respectively, during the year ended December 31, 2024. Additionally, during the year ended December 31, 2024, 1,946,408 units were redeemed which resulted in an increase in the tax basis of the Company’s investment in Holdings and generated additional deferred tax assets of $3.6 million and a liability under the TRA of $2.8 million. During the year ended December 31, 2025, there were no exchanges of units that would have impacted the Company’s tax basis of its investment in Holdings.

The Company evaluates its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it determined that it is not more likely than not that its net deferred tax assets in its foreign subsidiaries will be realized in the foreseeable future. As a result, the Company recorded a valuation allowance related to foreign deferred tax assets as of December 31, 2025.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of uncertainties in the application of complex tax laws and regulations for federal, state, and foreign jurisdictions, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon local tax examination including resolutions of any related appeals or litigation on the basis of the technical merits. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and 2024, the Company had not recorded any uncertain tax positions in its financial statements.

The Company files tax returns in the U.S., Mexico and Dominican Republic, which are the Company’s major jurisdictions where it is subject to tax examination by federal, state and local tax authorities, where applicable. The Company is not currently under examination for income taxes, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent utilized in a future period. The statute of limitations for the Company has expired for tax years prior to December 31, 2022.

17.
CAPITAL STOCK

On January 24, 2024, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $20.0 million its outstanding Class A common stock. Treasury stock purchases are stated at cost and presented as a reduction of equity in the consolidated balance sheets. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market, in privately negotiated transactions or by other means. The timing of any repurchases under the share repurchase program is at the discretion of management and depends on a variety of factors, including 20 market conditions, contractual limitations and other considerations. The share repurchase program may be expanded, modified, suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or number of shares.

As of December 31, 2025, the remaining balance of the repurchase program was $11.0 million. During the year ended December 31, 2025, the Company purchased 1,011,767 shares of its Class A common stock for a total of $3.4 million, at an average purchase price per share of $3.28.

18.
NET INCOME PER COMMON SHARE

The computation of basic and diluted income per common share is based on net income attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income per common share:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Net income per common share
Numerator:
Net income attributable to biote Corp. stockholders (basic and diluted)	$27,045	$3,157
Denominator:
Weighted average shares outstanding - basic	31,283,245	34,270,809
Effect of dilutive securities	5,383,521	—
Weighted average shares outstanding - diluted	36,666,766	34,270,809
Net income per common share
Basic	$0.86	$0.09
Diluted	$0.74	$0.09

Net income per common share information for the years ended December 31, 2025 and 2024 reflects only the net income attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income per common share on an if-converted basis as these shares, together with the non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Year Ended December 31,
	2025	2024
RSUs	—	69,827
Stock Options	11,723,265	10,310,571
Class V Voting Stock	—	5,221,653
Member Earnout Units	2,028,226	2,028,226
Sponsor Earnout Shares	1,587,500	1,587,500
	15,338,991	19,217,777

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million, of which $3.5 million was paid in February 2025. The remaining due under the Settlement Agreement was paid in February 2026. Additionally, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above. The Company recorded a $5.0 million charge related to the settlement, which was included in selling, general and administrative expense in the consolidated statement of operations and comprehensive income for the year ended December 31, 2024. As of December 31, 2025, the current portion of the liability of $1.5 million was included in accrued liabilities in the Company’s consolidated balance sheet.

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

On July 22, 2024, the Plaintiffs amended their complaint to withdraw their allegation of current equity ownership. The Defendants moved to dismiss the lawsuit, and it was dismissed on March 15, 2025. The Plaintiffs appealed to the Delaware Supreme Court on April 15, 2025. The parties completed their briefing, and oral argument occurred on October 8, 2025. On December 15, 2025, the Delaware Supreme Court affirmed the trial court’s dismissal, and on January 6, 2026, it denied a request for reargument. The case was closed on January 7, 2026.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners (the “November 15 2024 Litigation”) and seeking a temporary restraining order and temporary injunction. The November 15 2024 Litigation is pending in the 101st Judicial District Court of Dallas County, Texas. On November 25, 2024, a hearing was held on Latch’s request for a temporary restraining order. That same day, the court signed an order granting a temporary restraining order purporting to restrain BioTE and “all Biote affiliates and practitioners from further utilizing Plaintiff’s image or likeness for the furtherance of any Biote business” until a temporary injunction hearing can be held. A temporary injunction hearing was held on December 9, 2024, and on that same day, the 101st Judicial District Court judge signed a temporary injunction granting essentially the same relief as in the temporary restraining order. Believing there to be numerous deficiencies in the temporary injunction, on December 17, 2024, BioTE filed a Motion for Expedited Temporary Relief Staying the Temporary Injunction Pending Appeal seeking to stay the enforcement of the temporary injunction while BioTE pursued an appeal of that order. On February 12, 2025, the 5th District Court of Appeals denied that requested relief. In the interim, on January 16, 2025, BioTE filed its appellate brief seeking to overturn the December 9 temporary injunction order. Briefing on the appeal was completed on February 25, 2025. On April 15, 2025, the Dallas 5th District Court of Appeals reversed the temporary injunction, and it is no longer in place. On May 23, 2025, Latch filed a motion for partial summary judgment as to liability on her breach of contract claim. The briefing was completed on that motion, and a hearing was held, but no ruling has yet been issued. The Company believes the claims asserted in the November 15, 2024 Litigation are without merit and intend to vigorously defend against them. A trial date is currently specifically set on the 101st Judicial District Court’s docket beginning on May 4, 2026; however, the Company is currently unable to predict the outcome of this matter or estimate the range of potential loss, if any, that may result.

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

On July 11, 2025, Vice Chancellor Laster entered another temporary restraining order which, again, precluded Donovitz from prosecuting the December 13, 2024 Litigation in Texas. Subsequently, on July 18, 2025, Donovitz removed the action to the United States District Court for the District of Delaware. BioTE has sought to remand the case back to the Delaware Chancery Court, but briefing on that motion has not yet been completed. The parties have agreed that the Delaware temporary restraining order will remain in force until the motion to remand is resolved and hearing is held on whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction. On October 23, 2025, the District Court ordered the action remanded to the Delaware Court of Chancery. A hearing has not yet been scheduled to resolve whether to extend the Delaware temporary restraining order or convert it to a preliminary injunction. See Note 23 for additional information.

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

Inventory Purchase Commitments

Purchase obligations, which include legally binding contracts such as firm minimum commitments for inventory purchases are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of December 31, 2025, the Company had satisfied its 2025 inventory purchase commitments. The Company expects the remaining inventory purchase commitments of $6.3 million to be paid by December 31, 2026. As of December 31, 2024, the Company did not have any inventory purchase commitments.

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

20.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provided that Ms. Weber serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.2 million during the year ended December 31, 2025. The Company owed Ms. Weber $0.02 million as of December 31, 2025.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. Inventory purchases from this vendor were $0.6 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. Amounts due to the vendor were not material as of each December 31, 2025 and 2024.

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

The Company engaged the services of its former Chief Executive Officer’s brother-in-law, Mr. Andy Thacker, through a consulting firm that is wholly owned by Mr. Thacker. He had been engaged for various projects such as information technology projects and project management. The Company did not pay any compensation to the consulting firm under this agreement during the year ended December 31, 2025 and paid compensation of $0.03 million to the consulting firm under this arrangement during the year ended December 31, 2024. The Company did not have any amounts due to the consulting firm as of each December 31, 2025 and 2024. Additionally, during the year ended December 31, 2024, the Company reimbursed Mr. Thacker directly for travel and travel-related costs.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Year Ended December 31,
(in thousands)	2025	2024
Total Revenue	$192,219	$197,191
Costs and Expenses:
Cost of revenue	54,858	58,130
General and administrative	21,582	28,430
Marketing expense	9,526	7,317
Employee-related costs	50,861	51,779
Depreciation and amortization	3,269	3,550
Other (income) expense, net	(2,033)	30,595
Income tax expense	5,987	970
Other segment items(1)	16,572	16,374
Net income	$31,597	$46

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $191.2 million and $196.2 million for the years ended December 31, 2025 and 2024, respectively. See Note 4 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized in the consolidated balance sheets were located in the U.S.

22.
RESTRUCTURING

On May 1, 2025, the Board of Directors of the Company approved an organizational restructuring plan (the “Plan”) to reduce its workforce and was designed to improve financial performance, reinvest in corporate growth activities and create a more efficient organization. The workforce reduction of approximately 15 employee roles was focused primarily on the Company’s commercial organization and corporate overhead, including senior leadership and represented approximately 7.2% of the Company’s workforce. As of December 31, 2025, separations related to the Plan were complete.

As a result of the Plan, the Company recorded a one-time expense of $0.6 million, which was included in selling, general and administrative expenses in the consolidated statement operations and comprehensive income for the year ended December 31, 2025. A majority of the one-time expense incurred under the Plan was due to employee severance payments and related legal fees, of which approximately $0.5 million was paid during the year ended December 31, 2025. As of December 31, 2025, the remaining payments associated with this one-time expense were not material and were reflected in accrued liabilities in the December 31, 2025 consolidated balance sheet. The Company does not expect to incur any material additional costs in subsequent periods in connection with the Plan.

23.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from December 31, 2025, the date of these consolidated financial statements, through March 13, 2026, which represents the date the consolidated financial statements were issued, for events requiring adjustment to or disclosure in these consolidated financial statements.

On January 2, 2026, the Company repurchased the remaining 6.1 million shares of Dr. Donovitz’s Class V voting stock for a lump sum payment of $18.5 million in consideration for the full satisfaction of the Company’s remaining payment obligations under the settlement agreement.