Form 10-Q
period 2026-03-31
biote Corp.
filed 2026-05-11
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 30,331,425 shares of Class A common stock, $0.0001 par value per share, outstanding and 7,249,879 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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
•
our ability and the ability of certain third parties to effectively support the manufacturing of bioidentical hormones for prescribers;
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

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with Part I, Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC on March 13, 2026, and Part II, Item 1A. “Risk Factors” in this Quarterly Report as supplemented by other cautionary statements that are included elsewhere in this Quarterly Report and in our public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$5,320	$24,123
Accounts receivable, net	7,397	6,868
Inventory, net	19,881	19,064
Other current assets	3,758	4,615
Total current assets	36,356	54,670
Property and equipment, net	10,701	10,753
Capitalized software, net	5,074	4,525
Goodwill	5,833	5,833
Intangible assets, net	3,957	4,266
Operating lease right-of-use assets	2,558	2,701
Deferred tax assets, net	24,481	24,793
Other non-current assets	72	72
Total assets	$89,032	$107,613

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,236	$6,826
Accrued expenses	10,282	9,806
Term loan, current	6,250	6,250
Deferred revenue, current	2,848	3,017
Operating lease liabilities, current	610	592
Share repurchase liabilities	—	18,500
Total current liabilities	28,226	44,991
Term loan, net of current portion	94,425	95,782
Revolving loans	5,000	5,000
Deferred revenue, net of current portion	922	1,097
Operating lease liabilities, net of current portion	2,137	2,298
Other non-current liability	124	344
TRA liability	4,190	4,386
Earnout liabilities	1,963	4,112
Total liabilities	136,987	158,010
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized; 31,574,479 and 32,300,867 shares issued, 29,986,979 and 30,713,367 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Class V voting stock, $0.0001 par value; 100,000,000 shares authorized; 7,249,879 shares issued, 5,221,653 shares outstanding each as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(46,032)	(49,549)
Accumulated other comprehensive loss	(27)	(29)
Treasury stock, at cost	(10,036)	(8,965)
biote Corp.’s stockholders’ deficit	(56,091)	(58,539)
Noncontrolling interest	8,136	8,142
Total stockholders’ deficit	(47,955)	(50,397)
Total liabilities and stockholders’ deficit	$89,032	$107,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$43,895	$47,025
Service revenue	1,040	1,967
Total revenue	44,935	48,992
Cost of revenue
Cost of products	12,745	11,654
Cost of services	1,237	956
Cost of revenue	13,982	12,610
Selling, general and administrative	27,787	26,692
Income from operations	3,166	9,690
Other income (expense), net:
Interest expense, net	(1,972)	(2,905)
Gain from change in fair value of earnout liabilities	2,149	10,688
Other income (expense), net	(5)	(18)
Total other income (expense), net	172	7,765
Income before provision for income taxes	3,338	17,455
Income tax expense	662	1,616
Net income	2,676	15,839
Less: Net income attributable to noncontrolling interest	399	2,121
Net income attributable to biote Corp. stockholders	$2,277	$13,718

Other comprehensive income (loss):
Foreign currency translation adjustments	$2	$(4)
Other comprehensive income (loss)	2	(4)
Comprehensive income	$2,678	$15,835

Net income per common share
Basic	$0.07	$0.44
Diluted	$0.06	$0.37
Weighted average common shares outstanding
Basic	30,646,356	31,485,777
Diluted	35,995,490	36,952,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2025	30,713,367	$3	5,221,653	$1	$—	$(49,549)	$(29)	$(8,965)	$(58,539)	$8,142	$(50,397)

Distributions	—	—	—	—	—	—	—	—	—	(405)	(405)
Net income	—	—	—	—	—	2,277	—	—	2,277	399	2,676
Other comprehensive income	—	—	—	—	—	—	2	—	2	—	2
Share-based compensation	—	—	—	—	—	1,758	—	—	1,758	—	1,758
Class A common stock repurchased	(726,388)	—	—	—	—	—	—	(1,071)	(1,071)	—	(1,071)
TRA liability	—	—	—	—	—	(518)	—	—	(518)	—	(518)

Balance at March 31, 2026	29,986,979	$3	5,221,653	$1	$—	$(46,032)	$(27)	$(10,036)	$(56,091)	$8,136	$(47,955)

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$2,676	$15,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	980	857
Bad debt (recovery) expense	(433)	773
Amortization of debt issuance costs	206	211
Provision for (recovery of) obsolete inventory	(1,118)	442
Non-cash lease expense	143	133
Non-cash interest on share repurchase liability	—	1,065
Share-based compensation expense	1,758	2,127
Gain from change in fair value of earnout liabilities	(2,149)	(10,688)
Deferred income taxes	(206)	508
Changes in operating assets and liabilities:
Accounts receivable	(96)	(907)
Inventory	301	952
Other assets	857	545
Accounts payable	1,410	(2,478)
Deferred revenue	(344)	(28)
Accrued expenses	256	(2,665)
Payments pursuant to TRA	(196)	(93)
Operating lease liabilities	(143)	(126)
Net cash provided by operating activities	3,902	6,467
Investing Activities
Purchases of property and equipment	(362)	(1,630)
Purchases of capitalized software	(806)	(218)
Net cash used in investing activities	(1,168)	(1,848)
Financing Activities
Repurchases of Class A common stock	(1,071)	—
Borrowings on revolving loans	7,500	—
Repayments on revolving loans	(7,500)	—
Principal repayments on term loan	(1,563)	(1,563)
Payments on repurchase liability	(18,500)	—
Distributions	(405)	(694)
Net cash used in financing activities	(21,539)	(2,257)
Effect of exchange rate changes on cash and cash equivalents	2	(4)
Net increase (decrease) in cash and cash equivalents	(18,803)	2,358
Cash and cash equivalents at beginning of period	24,123	39,342
Cash and cash equivalents at end of period	$5,320	$41,700
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,758	$2,016
Cash paid for income taxes	$120	$2

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

Basis of Presentation—The unaudited condensed consolidated financial statements include the accounts of Biote and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and therefore do not include all information and disclosures required by U.S. GAAP for annual consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of its financial position and its results of operations, changes in stockholders’ equity (deficit) and cash flows. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the 2025 Form 10-K.

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

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire year.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K.

There have been no changes to our significant accounting policies described in the 2025 Form 10-K that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes, other than the selected information below.

Other Current Assets—Total other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$3,334	$3,441
Advances	423	355
Income tax receivable	—	809
Other assets	1	10
Total other current assets	$3,758	$4,615

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned, but not received, on the Company’s money market account.

Share Repurchase Liabilities—Share repurchase liabilities were the result of settlements with former shareholders. These liabilities were accounted for as forward share repurchase contracts. The forward share repurchase liabilities were initially measured at the present value of the settlement amounts discounted at the rate implicit at inception and subsequently remeasured using the effective interest rate method. Changes in the carrying amounts of the forward share repurchase liabilities are recorded in interest expense in the unaudited condensed consolidated statement of operations and comprehensive income. The reduction of Class A common stock outstanding was recorded at the inception of the forward share repurchase contracts and factored into the calculation of weighted average shares outstanding at that time.

During the three months ended March 31, 2026, the Company repurchased the remaining 6.1 million shares of its Class V voting stock for $18.5 million, which fully satisfied the Company’s share repurchase liability. During the year ended December 31, 2025, the Company repurchased a total of approximately 8.2 million shares of its Class V voting stock for $37.6 million.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million during each of the three months ended March 31, 2026 and 2025, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of March 31, 2026 and December 31, 2025, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from three vendors totaled 82.2% and four vendors totaled 96.1% for the three months ended March 31, 2026 and 2025, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three months ended March 31, 2026 and 2025. The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of March 31, 2026 and December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to the interim and annual financial statements. The amendments in this ASU are applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.

3.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Pellet procedures	$31,294	$36,042
Dietary supplements	11,037	9,270
Disposable trocars	1,130	1,175
Shipping fees and other	434	538
Product revenue	43,895	47,025

Training	130	326
Contract-term services	332	335
Other	578	1,306
Service revenue	1,040	1,967
Total revenue	$44,935	$48,992

Revenue recognized by geographic region was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$43,693	$46,779
All other	202	246
Product revenue	43,895	47,025

United States	1,040	1,967
All other	—	—
Service revenue	1,040	1,967
Total revenue	$44,935	$48,992

Significant changes in contract liability balances were as follows:

	Three Months Ended March 31,
	2026		2025
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(986)	$—	$(994)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	838	165	903	328
Transfers between current and non-current liabilities due to the expected revenue recognition period	50	(50)	737	(737)
Total increase (decrease) in contract liabilities	$(98)	$115	$646	$(409)

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue in the unaudited condensed consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue, current and deferred revenue, net of current portion for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations was as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Unsatisfied training obligations – Current	$99	$158
Unsatisfied contract-term services – Current	1,447	1,471
Unsatisfied contract-term services – Long-term	607	745
Total allocated to unsatisfied contract-term services	2,054	2,216
Unsatisfied pellet procedures – Current	1,302	1,388
Unsatisfied pellet procedures – Long-term	315	352
Total allocated to unsatisfied pellet procedures	1,617	1,740
Total deferred revenue – Current	$2,848	$3,017
Total deferred revenue – Long-term	$922	$1,097

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three months ended March 31, 2026 and 2025.

4.
INVENTORY, NET

The components of inventory, net were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Product inventory – Pellets	$6,568	$6,694
Pellets in process	799	1,524
Raw materials	883	556
Less: Obsolete and expired pellet allowance	(2,096)	(3,153)
Pellet inventory, net	6,154	5,621
Product inventory – Dietary supplements	10,308	10,085
Raw materials	3,723	3,723
Less: Obsolete and expired dietary supplement allowance	(304)	(365)
Dietary supplement inventory, net	13,727	13,443
Inventory, net	$19,881	$19,064

On January 26, 2026, the Company announced its subsidiary, Asteria Health, issued a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 19, 2026 due to the potential presence of metal particulate matter (the “January 2026 Voluntary Recall”). The Company evaluated its pellet inventory on hand as of the date of the recall, and determined the pellet inventory lots impacted by the recall were impaired as of December 31, 2025. As a result, the Company recorded an impairment charge of $1.3 million to write-down the impacted pellet inventory to net realizable value, which is reflected in inventory, net on the unaudited condensed consolidated balance sheet for the year ended December 31, 2025. The Company did not record any additional recall-related impairment charges to its pellet inventory during the three months ended March 31, 2026.

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Trocars	$4,644	$4,644
Leasehold improvements	8,311	8,311
Office equipment	355	355
Compounding equipment	2,279	1,685
Computer software	140	140
Furniture and fixtures	481	481
Computer equipment	651	571
Construction in process	1,894	2,206
Property and equipment	18,755	18,393
Less: Accumulated depreciation	(8,054)	(7,640)
Property and equipment, net	$10,701	$10,753

Depreciation expense reflected in selling, general and administrative expense in the consolidated statements of operations and comprehensive income was $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively. Depreciation expense reflected in cost of products in the consolidated statements of operations and comprehensive income was $0.2 million and $0.01 million for the three months ended March 31, 2026 and 2025, respectively. The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

6.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Website costs	$10,454	$10,454
Development in process	2,236	1,430
Less: Accumulated amortization	(7,616)	(7,359)
Capitalized software, net	$5,074	$4,525

Total amortization expense for capitalized software was $0.3 million for each of the three months ended March 31, 2026 and 2025, respectively, and was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income.

7.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2026			December 31, 2025
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value
Customer relationships	$2,260	$(631)	$1,629	$2,260	$(556)	$1,704
Developed technology	4,006	(1,803)	2,203	4,006	(1,603)	2,403
Non-compete agreement	230	(153)	77	230	(134)	96
Trade names	165	(117)	48	165	(102)	63
Total intangible assets	$6,661	$(2,704)	$3,957	$6,661	$(2,395)	$4,266

Definite Lived Intangible Asset Amortization

Amortization expense related to definite lived intangible assets was $0.3 million for each of the three months ended March 31, 2026 and 2025, respectively, and was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The estimated amortization expense for each of the next five years is as follows:

As of March 31,	(in thousands)
2026 (remaining nine months)	925
2027	1,128
2028	1,102
2029	164
2030	151
Thereafter	487
Total	$3,957

8.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued professional fees	$2,420	$610
Accrued employee-related costs	4,746	5,811
Accrued tax distributions	303	—
Income tax payable	42	—
Legal settlement accrual	455	1,600
Other	2,316	1,785
Accrued expenses	$10,282	$9,806

9.
LONG-TERM DEBT

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (as amended from time to time, the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan credit facility (the “Term Loan”), which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. At the Company’s election, interest on borrowings under the Credit Agreement is based on either the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. At March 31, 2026, the interest rate charged to the Company was approximately 6.27%. The Term Loan requires principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which occurs on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. As of March 31, 2026 and December 31, 2025, the Company had $5.0 million outstanding under the Revolving Loans.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Credit Agreement is subject to (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to 3.75:1.00 and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. As of March 31, 2026, the Company was in compliance with all required financial covenants associated with the Credit Agreement.

The Company capitalized lender’s fees and related attorney’s fees of $4.0 million, which are amortized over the life of the Term Loan and included in interest expense, net on the unaudited condensed consolidated statements of operations and comprehensive income. Amortization expense related to the debt issuance costs on the Credit Agreement was $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively.

Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Term loan	$101,562	$103,125
Less: Current portion	(6,250)	(6,250)
	95,312	96,875
Less: Unamortized debt issuance costs	(887)	(1,093)
Term loan, net of current portion	$94,425	$95,782

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of March 31,	(in thousands)
2026 (remaining nine months)	4,688
2027	96,874
$101,562

10.
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

The earnout securities are classified as a liability in the Company’s unaudited condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the unaudited condensed consolidated statements of operations and comprehensive income. Please refer to Note 11 for additional information on the fair value of the earnout liability.

11.
FAIR VALUE MEASUREMENTS

The Company has established a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. These levels are determined based on the lowest level input that is significant to the fair value measurement. Levels within the hierarchy are defined in Note 2 to the consolidated financial statements in the 2025 Form 10-K.

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$1,963	$1,963

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$4,112	$4,112

There were no movements between levels during the three months ended March 31, 2026.

Level 3 Disclosures

Earnout Liabilities

The earnout liability related to the Business Combination Agreement was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The earnout liability related to the 2024 acquisition of Simpatra was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. The carrying amount of these liabilities may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	March 31, 2026	December 31, 2025
Stock price	$1.35	$2.60
Risk-free rate	3.6%	3.4%
Volatility	72.5%	74.1%
Term (in years)	1.2	1.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

	As of
	March 31, 2026	December 31, 2025
Stock price	$1.35	$2.60
Risk-free rate	3.7%	3.5%
Equity volatility	56.0%	64.5%
Revenue volatility	57.8%	57.0%
Revenue discount rate	15.6%	14.5%
Correlation factor	3.0%	3.0%
Term (in years)	1.8	2.0

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2025	$4,112
Gain from change in fair value	(2,149)
Fair value as of March 31, 2026	$1,963

12.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of March 31, 2026, Biote’s ownership of Holdings was approximately 87.9%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

13.
SHARE-BASED COMPENSATION

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the three months ended March 31, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	266,849	$3.72
Forfeited	(49,288)	$3.25
Vested	(24,039)	$5.57
RSUs outstanding at December 31, 2025	263,349	$3.88
Forfeited	(7,376)	$3.25
RSUs outstanding at March 31, 2026	255,973	$3.90

The Company recognized share-based compensation expense of $0.02 million during the three months ended March 31, 2026 and did not recognize any share-based compensation expense during the three months ended March 31, 2025 related to RSUs. As of March 31, 2026, the Company had $0.3 million of unrecognized share-based compensation expense related to unvested RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the three months ended March 31, 2026:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	4,593,177	$3.94
Exercised	(64,040)	$3.53
Forfeited	(2,557,612)	$4.58
Options outstanding at December 31, 2025	12,282,096	$4.66	7.9
Granted	131,975	$2.18
Forfeited	(924,300)	$5.32
Options outstanding at March 31, 2026	11,489,771	$4.57	6.5
Options exercisable at March 31, 2026	6,303,840	$4.77	4.7

The Company recognized share-based compensation expense of $1.7 million and $2.1 million during the three months ended March 31, 2026 and 2025, respectively, related to stock options. As of March 31, 2026, there was $11.2 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.43 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2026 were as follows:

March 31,
2026
Expected term (in years)	6.2
Volatility	62.5%
Risk-free rate	3.8%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.01 million and $0.02 million for the three months ended March 31, 2026 and 2025, respectively, related to the ESPP. As of March 31, 2026 and 2025, 151,119 shares and 63,413 shares, respectively, had been purchased under the ESPP.

14.
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

On September 11, 2024, the Company entered into a 60-month operating lease agreement for approximately 19,076 square feet of office space in Birmingham, Alabama that is used by Asteria Health to compound bioidentical hormone pellets.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income. The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended March 31,
	2026	2025
Fixed lease expense	$192	$192
Total lease cost	$192	$192

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$192	$186
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,779

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	March 31,	December 31,
(in thousands)	2026	2025
Lease assets
Operating lease right-of-use assets	$2,558	$2,701
Total lease assets	$2,558	$2,701

Lease liabilities
Current:
Operating lease liabilities	$610	$592
Non-current:
Operating lease liabilities	2,137	2,298
Total lease liabilities	$2,747	$2,890

Weighted-average remaining lease term — operating leases (years)	5.44	5.59
Weighted-average discount rate — operating leases	7.07%	7.10%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of March 31,	(in thousands)
2026 (remaining nine months)	$581
2027	801
2028	701
2029	185
2030	192
Thereafter	829
Total lease payments	3,289
Less: Interest	(542)
Present value of lease liabilities	$2,747

15.
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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. No exchanges of units occurred during the three months ended March 31, 2026 and 2025.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $0.7 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance related to foreign deferred tax assets as of March 31, 2026. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

16.
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

During the three months ended March 31, 2026, the Company purchased 726,388 shares of its Class A common stock for a total of $1.1 million, at an average purchase price per share of $1.46.

As of March 31, 2026, the remaining balance of the repurchase program was $10.0 million.

17.
NET INCOME PER COMMON SHARE

The computation of basic and diluted net income per common share is based on net income attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income per common share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Net income per common share
Numerator:
Net income attributable to biote Corp. stockholders (basic and diluted)	$2,277	$13,718
Denominator:
Weighted average shares outstanding - basic	30,646,356	31,485,777
Effect of dilutive securities	5,349,134	5,467,184
Weighted average shares outstanding - diluted	35,995,490	36,952,961
Net income per common share
Basic	$0.07	$0.44
Diluted	$0.06	$0.37

Net income per common share information for the three months ended March 31, 2026 and 2025 reflects only the net income attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended March 31,
	2026	2025
RSUs	130,490	—
Stock Options	11,489,771	8,485,689
Member Earnout Units	2,028,226	2,028,226
Sponsor Earnout Shares	1,587,500	1,587,500
	15,235,987	12,101,415

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million, of which $3.5 million was paid in February 2025. The remaining due under the Settlement Agreement was paid in February 2026. In addition to the monetary settlement, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, the Company's outside legal counsel, and certain Company executive officers and directors (collectively, “Defendants”) by two trusts (“Plaintiffs”) that allegedly owned shares representing approximately 4.2% of the Company's outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment. This case was closed on January 7, 2026.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners and sought a temporary restraining order and temporary injunction. On April 14, 2026, the Company entered into a settlement agreement and release, pursuant to which the Company agreed to pay Ms. Latch an aggregate amount of $0.08 million and is included in accrued liabilities on the Company’s March 31, 2026 unaudited condensed consolidated balance sheet. In addition to the monetary settlement, the parties identified in the suit have agreed to dismiss the suit with prejudice. The settlement agreement contains, among other things, a customary mutual release of all claims, demands, causes of actions and liabilities that were asserted in the suit. The Company paid the amount due under the settlement agreement and release on May 11, 2026.

Inventory Purchase Commitments

Purchase obligations, which include legally binding contracts such as firm minimum commitments for inventory purchases are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of December 31, 2025, the Company had satisfied its 2025 inventory purchase commitments. As of March 31, 2026, the Company had inventory purchase commitments of $2.3 million, which are expected to be paid by December 31, 2026. As of March 31, 2025, the Company did not have any inventory purchase commitments. See Note 21 for additional information on the Company’s inventory purchase commitments.

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

19.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provided that Ms. Weber serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.02 million and $0.04 million during the three months ended March 31, 2026 and 2025, respectively. No amounts were due to Ms. Weber as of March 31, 2026, and the Company owed Ms. Weber $0.02 million as of December 31, 2025.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company did not purchase any inventory from this vendor during the three months ended March 31, 2026 and purchased inventory of $0.08 million during the three months ended March 31, 2025. No amounts were due to the vendor as of March 31, 2026 and December 31, 2025, respectively.

20.
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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total Revenue	$44,935	$48,992
Costs and Expenses:
Cost of revenue	13,982	12,610
General and administrative	8,917	6,268
Marketing expense	2,206	2,337
Employee-related costs	12,785	12,665
Depreciation and amortization	776	846
Other (income) expense, net	(172)	(7,765)
Income tax expense	662	1,616
Other segment items(1)	3,103	4,576
Net income	$2,676	$15,839

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $44.7 million and $48.7 million for the three months ended March 31, 2026 and 2025, respectively. See Note 3 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the unaudited condensed consolidated balance sheets were located in the U.S.

21.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from March 31, 2026, the date of these unaudited condensed consolidated financial statements, through May 11, 2026, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

Florida Lease

On April 24, 2026, the Company entered into a 127-month operating lease agreement for approximately 40,000 square feet of office and warehouse space in Tampa, Florida. The Company expects to record a right of use asset of approximately $4.6 million in the period in which it gains access to the premises.

Inventory Purchase Commitments

On April 9, 2026, the Company extended its inventory purchase commitment for a term of one year, with the option to extend its commitment until December 31, 2028. The Company expects the additional inventory purchase commitment of $6.3 million to be paid by December 31, 2027.

Debt Refinancing

On May 8, 2026, the Company entered into an amended and restated credit agreement with Truist Bank for $175.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility and (ii) a $125.0 million senior secured term loan credit facility, which was borrowed in full on May 8, 2026. The Company will use the proceeds to refinance and replace its existing Credit Agreement, dated as of May 22, 2022, with Truist Bank, and for general corporate purposes. The Company is currently evaluating the impact of the Amended Credit Agreement on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K. You should carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. We assume no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

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

The following table presents a summary of our key financial results:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenue	$44,935	$48,992
Net income	2,676	15,839
Adjusted EBITDA*	8,725	13,752

*Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income, and for additional information about Adjusted EBITDA.

Our revenue was $44.9 million and $49.0 million, our net income was $2.7 million and $15.8 million and our Adjusted EBITDA was $8.7 million and $13.8 million, for the three months ended March 31, 2026 and 2025, respectively. Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income, and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. Although the impact of these policies did not have a material impact on our business during the three months ended March 31, 2026 and 2025, the broader economic impact is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted in future periods.

Additionally, inflationary factors, such as increases in the cost of our materials and supplies, interest rates and overhead costs may adversely affect our business and operating results. Inflation and relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, international tariffs, consequences associated with global health crises and ongoing international conflicts including the conflict between Russia and Ukraine, conflicts in the Middle East, which have contributed to increased shipping and fuel costs, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Voluntary Recall

On January 26, 2026, Asteria Health initiated a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter (the “January 2026 Voluntary Recall”). Since the initiation of the January 2026 Voluntary Recall, all reasonable efforts have been made to remove such lots from the market in accordance with the recall strategy and the recall is being conducted with the knowledge of the FDA. In the fourth quarter of 2025, we recorded an inventory impairment charge of $1.3 million related to the January 2026 Voluntary Recall. Biote withdrew specific lots of hormone pellets from the market during the three months ended March 31, 2026. We have been working with our supply network to increase inventory levels and to ensure continuity of care throughout our clinic network. Additionally, we continue to improve our hormone pellet inventory at Asteria Health and have executed on our plan to add a second manufacturing shift in order to relieve the supply constraints in the second quarter of 2026. As a result of the January 2026 Voluntary Recall, we estimate our revenue growth from pellet procedures for the three months ended March 31, 2026 was negatively impacted by approximately $1.7 million. Additionally, we incurred approximately $1.5 million in recall-related costs and we expect to incur additional costs in future periods associated with this recall. See Part I, Item 1A, “Risk Factors—If a compounded drug formulation provided through an outsourcing facility or a compounding pharmacy leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm” in our 2025 Form 10-K for more information.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance, the cost of our sales force and the cost of employees who engage in corporate functions, such as finance and accounting, information technology, human resources, legal, and executive management. Also included are rent occupancy costs, office expenses, recruiting expenses, entertainment allocations, depreciation and amortization, share-based compensation, transaction related expenses, other general overhead costs, insurance premiums, professional service fees, research and development, and costs related to regulatory and legal matters and marketing expenses.

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for the unused portion of our Revolving Loans, accreted interest related to our share repurchase liability, net of interest income earned on our money market account.

Gain from Change in Fair Value of Earnout Liabilities

Gain from change in fair value of earnout liabilities consists of the change in fair value during the period of the Member and Sponsor earnouts and the earnout related to the acquisition of Simpatra.

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

Results of Operations

The table and discussion below present our results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue:
Product revenue	$43,895	$47,025
Service revenue	1,040	1,967
Total revenue	44,935	48,992
Cost of revenue
Cost of products	12,745	11,654
Cost of services	1,237	956
Cost of revenue	13,982	12,610
Selling, general and administrative	27,787	26,692
Income from operations	3,166	9,690
Other income (expense), net:
Interest expense, net	(1,972)	(2,905)
Gain from change in fair value of earnout liabilities	2,149	10,688
Other income (expense), net	(5)	(18)
Total other income (expense), net	172	7,765
Income before provision for income taxes	3,338	17,455
Income tax expense	662	1,616
Net income	$2,676	$15,839

Revenue

Revenue for the three months ended March 31, 2026 decreased $4.1 million to $44.9 million, or 8.3%, compared to the three months ended March 31, 2025. Revenue from pellet procedures decreased $4.7 million during the three months ended March 31, 2026, as a result of lower procedure volumes at established Biote-certified clinics and lower productivity of newer Biote-certified clinics, each of which were impacted by a temporary contraction of bioidentical hormone pellet inventory availability and a brief shift in focus of our commercial sales organization to support practitioners during the January 2026 Voluntary Recall, compared to the three months ended March 31, 2025. Further, we estimated that the January 2026 Voluntary Recall negatively impacted revenue growth from pellet procedures by approximately $1.7 million during the three months ended March 31, 2026. Service revenue for the three months ended March 31, 2026 decreased $0.9 million compared to the three months ended March 31, 2025, primarily due to a decline in technology fees earned from physician orders placed through our BioteRx platform. These decreases in revenue for the three months ended March 31, 2026 were partially offset by a $1.8 million improvement in revenue from Biote-branded dietary supplements compared to the three months ended March 31, 2025 due to increased demand from customers purchasing these products through our e-commerce platforms for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Cost of revenue

Cost of revenue for the three months ended March 31, 2026 increased $1.4 million, to $14.0 million, or 10.9%, compared to the three months ended March 31, 2025. Cost of pellet procedures increased 7.7% while revenue from pellet procedures decreased 13.2%. The increase in the cost of pellet procedures reflects a shift in the sourcing of bioidentical hormone pellets from Asteria Health to other third-party outsourcing facilities due to inventory constraints caused by the January 2026 Voluntary Recall, compared to the three months ended March 31, 2025. Cost of Biote branded dietary supplements increased $0.2 million for the three months ended March 31, 2026 primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the three months ended March 31, 2025. Additionally, cost of services increased $0.3 million due to an increase in continuing education programs offered under the Biote Method to existing Biote-certified practitioners during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended March 31, 2026 increased $1.1 million to $27.8 million, or 4.1%, compared to the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily due to a $3.3 million increase in legal-related expenses related to claims asserted in normal course of business and expenses incurred to settle various legal matters compared to the three months ended March 31, 2025. This increase in expense was partially offset by a $1.2 million decrease in our bad debt expense, which was driven by lower revenue and the timing of collections on accounts receivable at the end of the quarter.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2026 decreased $0.9 million to $2.0 million compared to the three months ended March 31, 2025, primarily due to a $1.1 million decline in accreted interest related to our share repurchase liability that was incurred during the three months ended March 31, 2025 that did not reoccur during the three months ended March 31, 2026. Additionally, interest income earned on our money market account declined as a result of lower cash balances during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These decreases were partially offset by an increase in interest expense on our Revolving Loans, which historically have a higher interest rate on borrowings. As of March 31, 2026, we had $5.0 million outstanding under our Revolving Loans, compared to March 31, 2025 when we had no amounts outstanding under the Revolving Loans.

Gain from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 48.1% decrease in the closing price of our Class A common stock during the three months ended March 31, 2026. In addition to the changes in the closing price of our Class A common stock, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, revenue volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated gain or loss recorded for the periods presented.

Other Expense

The change in other expense for the three months ended March 31, 2026, compared with the three months ended March 31, 2025, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 decreased $1.0 million, compared to the three months ended March 31, 2025. This decrease in expense was primarily driven by a lower year to date and forecasted profit before tax, excluding certain non-includable items.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations when considered alongside net income, (the most directly comparable U.S. GAAP measure).

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

The following table presents a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$2,676	$15,839
Interest expense, net(1)	1,972	2,905
Income tax expense	662	1,616
Depreciation and amortization(2)	980	857
Share-based compensation expense(3)	1,758	2,127
Litigation expenses-former owner(4)	2	150
Litigation-other(5)	702	465
Legal settlement and related expenses(6)	525	36
Other expenses(7)	1,487	335
Merger and acquisition expenses(8)	110	110
Gain from change in fair value of earnout liabilities	(2,149)	(10,688)
Adjusted EBITDA	$8,725	$13,752

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees on the unused portion of our Revolving Loans, net of interest income earned on our money market account. For the three months ended March 31, 2025, interest expense, net included $1.1 million of accreted interest related to the share repurchase liability. There was no accreted interest for the three months ended March 31, 2026.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.2 million and $0.01 million was included in cost of products for the three months ended March 31, 2026 and 2025, respectively.
(3)
Represents employee compensation expense associated with equity-based stock awards. This includes expense associated with equity incentive instruments including phantom stock awards, stock options and restricted stock units.
(4)
Represents legal expenses to defend us against claims asserted by our former owner.
(5)
Represents litigation expenses other than those incurred in connection with claims asserted by the Company’s former owner that are not related to our ongoing business.
(6)
Represents legal expenses incurred in connection with litigation settlement gains or losses.
(7)
Represents $1.5 million incurred during the three months ended March 31, 2026 related to the January 2026 Voluntary Recall and primarily consists of a $0.9 million impact to cost of revenue and $0.4 million of selling, general and administrative costs. For the three months ended March 31, 2025, this represents strategic consulting and legal expenses related to our CEO transition of $0.3 million and a realized foreign currency loss of less than $0.01 million.
(8)
Represents legal fees totaling $0.1 million incurred during the three months ended March 31, 2026 related to strategic opportunities to expand the business. Represents legal fees and professional fees totaling $0.1 million incurred during the three months ended March 31, 2025 to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $5.3 million and $24.1 million, respectively. Additionally, as of each March 31, 2026 and December 31, 2025, respectively, we had $45.0 million of Revolving Loans available under our Truist Credit Agreement.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$3,902	$6,467
Net cash used in investing activities	$(1,168)	$(1,848)
Net cash used in financing activities	$(21,539)	$(2,257)

Operating Activities

Cash flows from operating activities result primarily from fees associated with the Biote Method and from the sale of Biote-branded dietary supplements. Cash flows from operating activities are affected by earnings levels and changes in working capital related to our business. Working capital varies from period to period and can be affected by changes in our inventory levels due to varying demand for our products, the timing of cash collections on accounts receivable and the timing of repayment of our liabilities.

Net cash provided by operating activities for the three months ended March 31, 2026 decreased $2.6 million to $3.9 million compared to cash provided by operating activities of $6.5 million for the three months ended March 31, 2025. Non-cash activity during the three months ended March 31, 2026, such as an $8.5 million reduction in gain from change in fair value of earnout liabilities coupled with the decline in net income impacted our overall operating position compared to the three months ended March 31, 2025. Our cash flow from working capital for the three months ended March 31, 2026, was primarily impacted by a $3.9 million increase in cash provided by accounts payable and a $2.9 million increase in cash provided by accrued liabilities compared to the three months ended March 31, 2025. The change in accrued liabilities was primarily driven by a $2.0 million reduction in payments made to settle legal matters with one of our vendors compared to the three months ended March 31, 2025. This change was partially offset by an increase in accrued professional fees for legal services, audit and tax services, and other general corporate expenses compared with the three months ended March 31, 2025. During the three months ended March 31, 2026 shifts within the composition of pellet inventory resulting from the January 2026 Voluntary Recall and a build in Biote-branded dietary supplement inventory to meet current demand outweighed the decrease in inventory during the three months ended March 31, 2025 resulting in a $0.7 million unfavorable impact to working capital. Additionally, our accounts receivable increased during each of the three months ended March 31, 2026 and 2025; however, the increase in accounts receivable for the three months ended March 31, 2025 outweighed the increase for the three months ended March 31, 2026, providing $0.8 million in cash over the prior year period. The increase in accounts receivable for each of the three months ended March 31, 2026 and 2025 was attributed to the timing of collection efforts during each of the respective periods and an increase in revenue during the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities decreased $0.7 million to $1.2 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025. This decrease was principally driven by a $0.9 million investment in leasehold improvements and other fixed assets for our 503B compounding facility during the three months ended March 31, 2025, that did not reoccur during the three months ended March 31, 2026. The decrease in cash used by investing activities was partially offset by an increase in investments in our internally developed software during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities increased $19.3 million to $21.5 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025. The increase in our cash flow used in financing activities was primary driven by the timing of the final $18.5 million cash payment required under our repurchase liabilities compared to the three months ended March 31, 2025. As of March 31, 2026, we had fully repaid all obligations associated with the share repurchase liabilities. Additionally, during the three months ended March 31, 2026, we used $1.1 million of cash to repurchase 726,388 shares of our Class A common stock at an average price of $1.46 per share.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2025 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our information technology environment. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million, of which $3.5 million was paid in February 2025. The remaining due under the Settlement Agreement was paid in February 2026. In addition to the monetary settlement, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above.

Yosaki and Mioko Trusts

On July 12, 2024, a lawsuit was filed in the Delaware Court of Chancery against Haymaker Sponsor III, LLC, the Company's outside legal counsel, and certain Company executive officers and directors (collectively, “Defendants”) by two trusts (“Plaintiffs”) that allegedly owned shares representing approximately 4.2% of the Company's outstanding stock immediately following the May 26, 2022 transaction with Haymaker Acquisition Corp III. The lawsuit alleges breaches of fiduciary duties, aiding and abetting those alleged breaches, and unjust enrichment (“July 12, 2024 Litigation”). This case was closed on January 7, 2026.

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners and sought a temporary restraining order and temporary injunction. On April 14, 2026, the Company entered into a settlement agreement and release, pursuant to which the Company agreed to pay Ms. Latch an aggregate amount of $0.08 million. In addition to the monetary settlement, the parties identified in the suit have agreed to dismiss the suit with prejudice. The settlement agreement contains, among other things, a customary mutual release of all claims, demands, causes of actions and liabilities that were asserted in the suit. The Company paid the amount due under the settlement agreement and release on May 11, 2026.

Item 1A. Risk Factors.

There have been no material changes from the risk factors discussed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report together with those previously disclosed in our 2025 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report as well as Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.

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

During the three months ended March 31, 2026, we repurchased 726,388 shares of our Class A common stock for a total of $1.1 million, at an average purchase price per share of $1.46 per share. As of March 31, 2026, approximately $10.0 million remained available for additional share repurchases. The following table summarizes the repurchases of our Class A common stock for the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	—	—	—	$11,043,947
February 1, 2026 - February 28, 2026	—	—	—	$11,043,947
March 1, 2026 - March 31, 2026	726,388	1.46	726,388	$9,973,379
Total	726,388	$1.46	726,388

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
10.1+*

Amended and Restated Credit Agreement, dated as of May 8, 2026, by and among BioTE Medical, LLC, BioTE Holdings, LLC, the guarantors identified therein, the lenders party thereto from time to time, Truist Bank, as Administrative Agent, Swingline Lender and Issuing Bank, Texas Capital Bank and Western Alliance Bank, as Co-Documentation Agents, Truist Securities, Inc. and BofA Securities, Inc. as Joint Lead Arrangers and Joint Bookrunners.

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

+ Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOTE CORP.

Date: May 11, 2026	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)