Form 10-Q
period 2026-06-30
biote Corp.
filed 2026-08-07
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 28,677,589 shares of Class A common stock, $0.0001 par value per share, outstanding and 7,249,879 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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
•
our ability and the ability of certain third parties to effectively support the manufacturing of bioidentical hormones for prescribers, including the impact of the voluntary product recall of certain hormone pellets and our continued reliance on third-party pellet suppliers;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,168	$24,123
Accounts receivable, net	7,810	6,868
Inventory, net	18,331	19,064
Other current assets	5,731	4,615
Total current assets	43,040	54,670
Property and equipment, net	12,847	10,753
Capitalized software, net	4,897	4,525
Goodwill	5,833	5,833
Intangible assets, net	3,649	4,266
Operating lease right-of-use assets	6,846	2,701
Deferred tax assets, net	24,515	24,793
Other non-current assets	72	72
Total assets	$101,699	$107,613

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,576	$6,826
Accrued expenses	14,321	9,806
Term loan, current	3,125	6,250
Deferred revenue, current	2,623	3,017
Earnout liabilities, current	2,750	—
Operating lease liabilities, current	705	592
Share repurchase liabilities	—	18,500
Total current liabilities	30,100	44,991
Term loan, net of current portion	118,377	95,782
Revolving loans	—	5,000
Deferred revenue, net of current portion	791	1,097
Operating lease liabilities, net of current portion	6,433	2,298
Other non-current liability	—	344
TRA liability	4,190	4,386
Earnout liabilities	—	4,112
Total liabilities	159,891	158,010
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized; 29,249,087 and 32,300,867 shares issued, 27,661,587 and 30,713,367 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Class V voting stock, $0.0001 par value; 100,000,000 shares authorized; 7,249,879 shares issued, 5,221,653 shares outstanding each as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(50,941)	(49,549)
Accumulated other comprehensive loss	(25)	(29)
Treasury stock, at cost	(14,828)	(8,965)
biote Corp.’s stockholders’ deficit	(65,790)	(58,539)
Noncontrolling interest	7,598	8,142
Total stockholders’ deficit	(58,192)	(50,397)
Total liabilities and stockholders’ deficit	$101,699	$107,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$43,381	$47,657	$87,276	$94,682
Service revenue	851	1,206	1,891	3,173
Total revenue	44,232	48,863	89,167	97,855
Cost of revenue
Cost of products	14,301	12,811	27,046	24,465
Cost of services	1,013	1,064	2,250	2,020
Cost of revenue	15,314	13,875	29,296	26,485
Selling, general and administrative	32,426	24,223	60,213	50,915
Income (loss) from operations	(3,508)	10,765	(342)	20,455
Other income (expense), net:
Interest expense, net	(2,183)	(2,852)	(4,155)	(5,757)
Loss on extinguishment of debt	(648)	—	(648)	—
Gain (loss) from change in fair value of earnout liabilities	(787)	(1,832)	1,362	8,856
Other income (expense), net	(6)	(6)	(11)	(24)
Total other income (expense), net	(3,624)	(4,690)	(3,452)	3,075
Income (loss) before provision for income taxes	(7,132)	6,075	(3,794)	23,530
Income tax expense	296	2,150	958	3,766
Net income (loss)	(7,428)	3,925	(4,752)	19,764
Less: Net income (loss) attributable to noncontrolling interest	(865)	740	(466)	2,861
Net income (loss) attributable to biote Corp. stockholders	$(6,563)	$3,185	$(4,286)	$16,903

Other comprehensive income:
Foreign currency translation adjustments	$2	$9	4	5
Other comprehensive income	2	9	4	5
Comprehensive income (loss)	$(7,426)	$3,934	$(4,748)	$19,769

Net income (loss) per common share
Basic	$(0.23)	$0.10	$(0.14)	$0.54
Diluted	$(0.23)	$0.10	$(0.14)	$0.46
Weighted average common shares outstanding
Basic	28,626,136	31,625,485	29,630,665	31,556,017
Diluted	28,626,136	31,743,162	29,630,665	36,959,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2025	30,713,367	$3	5,221,653	$1	$—	$(49,549)	$(29)	$(8,965)	$(58,539)	$8,142	$(50,397)

Distributions	—	—	—	—	—	—	—	—	—	(405)	(405)
Net income	—	—	—	—	—	2,277	—	—	2,277	399	2,676
Other comprehensive income	—	—	—	—	—	—	2	—	2	—	2
Share-based compensation	—	—	—	—	—	1,758	—	—	1,758	—	1,758
Class A common stock repurchased	(726,388)	—	—	—	—	—	—	(1,071)	(1,071)	—	(1,071)
TRA liability	—	—	—	—	—	(518)	—	—	(518)	—	(518)

Balance at March 31, 2026	29,986,979	$3	5,221,653	$1	$—	$(46,032)	$(27)	$(10,036)	$(56,091)	$8,136	$(47,955)

Distributions	—	—	—	—	—	—	—	—	—	(616)	(616)
Net loss	—	—	—	—	—	(6,563)	—	—	(6,563)	(865)	(7,428)
Other comprehensive income (loss)	—	—	—	—	—	—	2	—	2	—	2
Share-based compensation	—	—	—	—	—	1,970	—	—	1,970	—	1,970
Vesting of RSUs	82,419	—	—	—	—	(922)	—	—	(922)	922	—
Issuance of stock under purchase plans	28,366	—	—	—	—	26	—	—	26	21	47
Class A common stock repurchased	(2,436,177)	—	—	—	—	—	—	(4,792)	(4,792)	—	(4,792)
TRA liability	—	—	—	—	—	580	—	—	580	—	580

Balance at June 30, 2026	27,661,587	$3	5,221,653	$1	$—	$(50,941)	$(25)	$(14,828)	$(65,790)	$7,598	$(58,192)

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income (loss)	$(4,752)	$19,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,943	1,767
Bad debt (recovery) expense	(771)	962
Amortization of debt issuance costs	378	412
Provision for (recovery of) obsolete inventory	(1,388)	1,100
Non-cash lease expense	340	268
Non-cash interest on share repurchase liability	—	1,986
Share-based compensation expense	3,728	4,313
Gain from change in fair value of earnout liabilities	(1,362)	(8,856)
Loss on extinguishment of debt	648	—
Deferred income taxes	340	1,285
Changes in operating assets and liabilities:
Accounts receivable	(171)	(2,406)
Inventory	2,121	1,613
Other assets	(1,116)	(2,387)
Accounts payable	(250)	(1,950)
Deferred revenue	(700)	(60)
Accrued expenses	4,171	(3,910)
Payments pursuant to TRA	(196)	(93)
Operating lease liabilities	(237)	(255)
Net cash provided by operating activities	2,726	13,553
Investing Activities
Purchases of property and equipment	(2,919)	(3,439)
Purchases of capitalized software	(873)	(371)
Net cash used in investing activities	(3,792)	(3,810)
Financing Activities
Repurchases of Class A common stock	(5,863)	—
Borrowings on revolving loans	12,500	—
Repayments on revolving loans	(17,500)	—
Principal repayments on term loan	(1,563)	(3,125)
Borrowings on term loan	125,000	—
Extinguishment of debt	(101,562)	—
Debt issuance costs	(3,431)	—
Payments on repurchase liability	(18,500)	(25,081)
Proceeds from exercise of stock options	—	226
Issuance of stock under purchase plan	47	72
Distributions	(1,021)	(1,581)
Net cash used in financing activities	(11,893)	(29,489)
Effect of exchange rate changes on cash and cash equivalents	4	5
Net decrease in cash and cash equivalents	(12,955)	(19,741)
Cash and cash equivalents at beginning of period	24,123	39,342
Cash and cash equivalents at end of period	$11,168	$19,601
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,774	$4,022
Cash paid for income taxes	$1,726	$2,508

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire year.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are set forth in Note 2 Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in the Company’s 2025 Form 10-K.

There have been no changes to the significant accounting policies described in the 2025 Form 10-K that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes, other than the selected information below.

Other Current Assets—Total other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$3,572	$3,441
Advances	355	355
Income tax receivable	1,804	809
Other assets	—	10
Total other current assets	$5,731	$4,615

Prepaid expenses include software and technology licensing agreements, insurance premiums and other advance payments for services to be received over the next 12 months. Advances are comprised of deposit payments to vendors for inventory purchase orders to be received in the next 12 months. Other assets consist of interest earned, but not received, on the Company’s money market account.

Share Repurchase Liabilities—Share repurchase liabilities were the result of settlements with former shareholders. These liabilities were accounted for as forward share repurchase contracts. The forward share repurchase liabilities were initially measured at the present value of the settlement amounts discounted at the rate implicit at inception and subsequently remeasured using the effective interest rate method. Changes in the carrying amounts of the forward share repurchase liabilities were recorded in interest expense in the unaudited condensed consolidated statement of operations and comprehensive income (loss). The reduction of Class A common stock outstanding was recorded at the inception of the forward share repurchase contracts and factored into the calculation of weighted average shares outstanding at that time.

During the six months ended June 30, 2026, the Company repurchased the remaining 6.1 million shares of its Class V voting stock for $18.5 million, which fully satisfied the Company’s share repurchase liability. During the year ended December 31, 2025, the Company repurchased a total of approximately 8.2 million shares of its Class V voting stock for $37.6 million.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.2 million during each of the three months ended June 30, 2026 and 2025 and $0.5 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of June 30, 2026 and December 31, 2025, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from three vendors totaled 90.4% and 78.8% for the three months ended June 30, 2026 and 2025, respectively. Inventory purchases from three vendors totaled 74.0% and four vendors totaled 91.9% for the six months ended June 30, 2026 and 2025, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and six months ended June 30, 2026 and 2025. The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of June 30, 2026 and December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted—In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. ASU 2025-11 also adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which improves financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to the interim and annual financial statements. The amendments in this ASU are applied either prospectively to financial statements issued after the effective date or retrospectively to any or all prior periods presented in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.

3.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Pellet procedures	$30,308	$35,205	$61,602	$71,247
Dietary supplements	11,357	10,749	22,394	20,019
Disposable trocars	1,211	1,229	2,341	2,404
Shipping fees and other	505	474	939	1,012
Product revenue	43,381	47,657	87,276	94,682

Training	134	333	264	659
Contract-term services	311	338	643	673
Other	406	535	984	1,841
Service revenue	851	1,206	1,891	3,173
Total revenue	$44,232	$48,863	$89,167	$97,855

Revenue recognized by geographic region was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$43,165	$47,405	$86,858	$94,184
All other	216	252	418	498
Product revenue	43,381	47,657	87,276	94,682

United States	851	1,206	1,891	3,173
All other	—	—	—	—
Service revenue	851	1,206	1,891	3,173
Total revenue	$44,232	$48,863	$89,167	$97,855

Significant changes in contract liability balances were as follows:

	Six Months Ended June 30,
	2026		2025
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(861)	$—	$(966)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,065	289	1,232	707
Transfers between current and non-current liabilities due to the expected revenue recognition period	603	(603)	778	(778)
Total increase (decrease) in contract liabilities	$807	$(314)	$1,044	$(71)

Consideration allocated to initial training due to deposits paid upfront is presented within deferred revenue, current in the unaudited condensed consolidated balance sheets and is expected to be recognized as revenue within one year as the training is performed. Consideration allocated to contract-term services is presented within deferred revenue, current and deferred revenue, net of current portion for the amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to the premiums within the management fee for pellet procedures is presented within deferred revenue, current and deferred revenue, net of current portion for amounts expected to be recognized within one year and longer than one year, respectively.

Consideration allocated to performance obligations was as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Unsatisfied training obligations, current	$183	$158
Unsatisfied contract-term services, current	1,248	1,471
Unsatisfied contract-term services, net of current portion	497	745
Total allocated to unsatisfied contract-term services	1,745	2,216
Unsatisfied pellet procedures, current	1,192	1,388
Unsatisfied pellet procedures, net of current portion	294	352
Total allocated to unsatisfied pellet procedures	1,486	1,740
Total deferred revenue, current	$2,623	$3,017
Total deferred revenue, net of current portion	$791	$1,097

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and six months ended June 30, 2026 and 2025.

4.
INVENTORY, NET

The components of inventory, net were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Product inventory – Pellets	$7,392	$6,694
Pellets in process	1,008	1,524
Raw materials	757	556
Less: Obsolete and expired pellet allowance	(1,793)	(3,153)
Pellet inventory, net	7,364	5,621
Product inventory – Dietary supplements	7,581	10,085
Raw materials	3,723	3,723
Less: Obsolete and expired dietary supplement allowance	(337)	(365)
Dietary supplement inventory, net	10,967	13,443
Inventory, net	$18,331	$19,064

On January 26, 2026, the Company announced its subsidiary, Asteria Health, issued a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 19, 2026 due to the potential presence of metal particulate matter (the “January 2026 Voluntary Recall”). The Company evaluated its pellet inventory on hand as of the date of the recall, and determined the pellet inventory lots impacted by the recall were impaired as of December 31, 2025. As a result, the Company recorded an impairment charge of $1.3 million to write-down the impacted pellet inventory to net realizable value, which is reflected in inventory, net on the unaudited condensed consolidated balance sheet for the year ended December 31, 2025. The Company did not record any additional recall-related impairment charges to its pellet inventory during the three and six months ended June 30, 2026.

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Trocars	$4,644	$4,644
Leasehold improvements	8,311	8,311
Office equipment	355	355
Compounding equipment	3,807	1,685
Computer software	573	140
Furniture and fixtures	481	481
Computer equipment	657	571
Construction in process	2,484	2,206
Property and equipment	21,312	18,393
Less: Accumulated depreciation	(8,465)	(7,640)
Property and equipment, net	$12,847	$10,753

Depreciation expense for property and equipment recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Primary Location	2026	2025	2026	2025
Cost of products	$216	$61	$420	$72
Selling, general and administrative expense	195	209	405	412
Total	$411	$270	$825	$484

The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

6.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Website costs	$10,455	$10,454
Development in process	2,302	1,430
Less: Accumulated amortization	(7,860)	(7,359)
Capitalized software, net	$4,897	$4,525

Total amortization expense for capitalized software was $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively and was $0.5 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively, and was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

7.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2026			December 31, 2025
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value
Customer relationships	$2,260	$(706)	$1,554	$2,260	$(556)	$1,704
Developed technology	4,006	(2,002)	2,004	4,006	(1,603)	2,403
Non-compete agreement	230	(173)	57	230	(134)	96
Trade names	165	(131)	34	165	(102)	63
Total intangible assets	$6,661	$(3,012)	$3,649	$6,661	$(2,395)	$4,266

Definite Lived Intangible Asset Amortization

Amortization expense related to definite lived intangible assets was $0.3 million for each of the three months ended June 30, 2026 and 2025, respectively, and $0.6 million for each of the six months ended June 30, 2026 and 2025, respectively, and was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The estimated amortization expense is as follows:

As of June 30,	(in thousands)
2026 (remaining six months)	617
2027	1,128
2028	1,102
2029	164
2030	151
Thereafter	487
Total	$3,649

8.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Accrued professional fees	$1,060	$610
Accrued employee-related costs	4,693	5,811
Legal settlement accrual	5,440	1,600
Other	3,128	1,785
Accrued expenses	$14,321	$9,806

9.
LONG-TERM DEBT

Debt Refinancing

On May 8, 2026, the Company entered into an amended and restated credit agreement with Truist Bank for $175.0 million (the “Amended Credit Agreement”). The Amended Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan credit facility (the “Term Loan”), which was borrowed in full on May 8, 2026. The Company used the proceeds to refinance and replace its existing Credit Agreement, as defined below, repay the amount then outstanding under the $50 million senior secured revolving credit facility and for general corporate purposes. At the Company’s election, interest on borrowings under the Amended Credit Agreement is based on either the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. On June 30, 2026, the interest rate charged to the Company was approximately 6.15%. The Term Loan requires scheduled quarterly principal payments commencing on September 30, 2026 due on the last day of each calendar quarter equal to (i) 2.50% of the principal amount of the Term Loan for each of years 1 and 2 of the term, (ii) 5.00% of the principal amount of the Term Loan for year 3 and (iii) 7.50% of the principal amount of the Term Loan for year 4. The remaining outstanding principal balance of the Revolving Loans and Term Loans will be due and payable in full at maturity on May 8, 2031.

Pursuant to the Amended Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $50.0 million. The Company did not draw on the Revolving Loans during the three months ended June 30, 2026.

The Amended Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company. The Amended Credit Agreement is subject to the following financial covenants (i) a maximum total net leverage ratio and (ii) a minimum fixed charge coverage ratio. The Company must maintain a total net leverage ratio of less than or equal to 3.75:1.00, which steps down to 3.25:1.00 commencing on December31, 2027 for the remainder of the term, and must not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.25:1.00. Both financial covenants are tested quarterly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Amended Credit Agreement, during the fiscal year in progress. As of June 30, 2026, the Company was in compliance with all required financial covenants associated with the Amended Credit Agreement.

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (as amended from time to time, the “Credit Agreement”) for $125.0 million. The Credit Agreement provides for (i) a $50.0 million senior secured revolving credit facility and (ii) a $125.0 million senior secured term loan credit facility, which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. At the Company’s election, interest on borrowings under the Credit Agreement was based on either the Standard Overnight Financing Rate plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. The Term Loan required principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which was set to occur on May 26, 2027.

Pursuant to the Credit Agreement, the Company may borrow under the $50 million senior secured revolving credit facility from time to time up to the total commitment of $50.0 million. As of December 31, 2025, the Company had $5.0 million outstanding under the $50 million senior secured revolving credit facility.

Deferred loan costs

The Company capitalized lender’s fees and related attorney’s fees of $3.4 million and $4.0 million related to the Amended Credit Agreement and the Credit Agreement, respectively, which are amortized over the life of the respective agreements and included in interest expense, net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Amortization expense related to deferred loan costs on the Amended Credit Agreement was $0.1 million for the three and six months ended June 30, 2026.

Amortization expense related to the debt issuance costs on the Credit Agreement was $0.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025. The remaining unamortized debt issuance costs related to the Credit Agreement of $0.6 million were written off as a loss on extinguishment of debt and presented as a separate line on the Company’s unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2026.

Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Term loan	$125,000	$103,125
Less: Current portion	(3,125)	(6,250)
	121,875	96,875
Less: Unamortized debt issuance costs	(3,498)	(1,093)
Term loan, net of current portion	$118,377	$95,782

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of June 30,	(in thousands)
2026 (remaining six months)	1,563
2027	3,125
2028	4,688
2029	7,813
2030	9,375
Thereafter	98,436
$125,000

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability, current	$—	$—	$2,750	$2,750

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$4,112	$4,112

There were no movements between levels during the three and six months ended June 30, 2026.

Level 3 Disclosures

Earnout Liabilities

The earnout liability related to the Business Combination Agreement was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The earnout liability related to the 2024 acquisition of Simpatra was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. The Company executed an agreement with the seller to settle various matters related to the asset purchase, including among other items, releasing the Company from its obligation related to the earnout liability. As a result, the Company recorded a nominal gain, which was included in gain (loss) on change in fair value of earnout liabilities on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2026. The carrying amount of these liabilities may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	June 30, 2026	December 31, 2025
Stock price	$1.89	$2.60
Risk-free rate	3.9%	3.4%
Volatility	70.0%	74.1%
Term (in years)	0.9	1.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

As of
December 31, 2025
Stock price	$2.60
Risk-free rate	3.5%
Equity volatility	64.5%
Revenue volatility	57.0%
Revenue discount rate	14.5%
Correlation factor	3.0%
Term (in years)	2.0

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2025	$4,112
Gain from change in fair value	(1,362)
Fair value as of June 30, 2026	$2,750

12.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of June 30, 2026, Biote’s ownership of Holdings was approximately 87.9%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

13.
SHARE-BASED COMPENSATION

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the six months ended June 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	266,849	$3.72
Forfeited	(49,288)	$3.25
Vested	(24,039)	$5.57
RSUs outstanding at December 31, 2025	263,349	$3.88
Granted	282,893	$1.91
Forfeited	(12,712)	$2.91
Vested	(82,419)	$3.08
RSUs outstanding at June 30, 2026	451,111	$2.82

The Company recognized share-based compensation expense of $0.4 million and $0.3 million during the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, related to RSUs. As of June 30, 2026, the Company had $0.4 million of unrecognized share-based compensation expense related to unvested RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the six months ended June 30, 2026:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	4,593,177	$3.94
Exercised	(64,040)	$3.53
Forfeited	(2,557,612)	$4.58
Options outstanding at December 31, 2025	12,282,096	$4.66	7.9
Granted	2,678,103	$1.94
Forfeited	(4,435,183)	$4.48
Options outstanding at June 30, 2026	10,525,016	$4.04	7.6
Options exercisable at June 30, 2026	5,503,456	$4.64	6.2

The Company recognized share-based compensation expense of $1.5 million and $1.8 million during the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively, related to stock options. As of June 30, 2026, there was $9.6 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.24 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2026 were as follows:

June 30,
2026
Expected term (in years)	5.9
Volatility	66.2%
Risk-free rate	4.1%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.01 million for each of the three months ended June 30, 2026 and 2025, respectively, and $0.02 million and $0.03 million for the six months ended June 30, 2026 and 2025, respectively, related to the ESPP. As of June 30, 2026 and 2025, 179,485 shares and 118,712 shares, respectively, had been purchased under the ESPP.

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

On April 24, 2026, the Company entered into a 127-month operating lease agreement for approximately 40,000 square feet of office and warehouse space in Tampa, Florida. The Company recorded an initial operating lease right-of-use asset of $4.5 million and corresponding current and non current operating lease liability of $0.02 million and $4.5 million, respectively, at the lease commencement date and are included in the June 30, 2026 unaudited condensed consolidated balance sheet.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease expense	$296	$193	$488	$385
Total lease cost	$296	$193	$488	$385

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$193	$187	$385	$373
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,485	$—	$4,485	$1,779

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	June 30,	December 31,
(in thousands)	2026	2025
Lease assets
Operating lease right-of-use assets	$6,846	$2,701
Total lease assets	$6,846	$2,701

Lease liabilities
Current:
Operating lease liabilities	$705	$592
Non-current:
Operating lease liabilities	6,433	2,298
Total lease liabilities	$7,138	$2,890

Weighted-average remaining lease term — operating leases (years)	8.56	5.59
Weighted-average discount rate — operating leases	6.93%	7.10%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of June 30,	(in thousands)
2026 (remaining six months)	$502
2027	1,353
2028	1,273
2029	777
2030	805
Thereafter	4,919
Total lease payments	9,629
Less: Interest	(2,491)
Present value of lease liabilities	$7,138

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. No exchanges of units occurred during the six months ended June 30, 2026 and 2025.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $0.3 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $3.8 million for the six months ended June 30, 2026 and 2025, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance related to foreign deferred tax assets as of June 30, 2026. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

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

During the three months ended June 30, 2026, the Company purchased 2,436,177 shares of its Class A common stock for a total of $4.8 million, at an average purchase price per share of $2.05.

As of June 30, 2026, the remaining balance of the repurchase program was $5.2 million.

17.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$(6,563)	$3,185	$(4,286)	$16,903
Denominator:
Weighted average shares outstanding - basic	28,626,136	31,625,485	29,630,665	31,556,017
Effect of dilutive securities	—	117,677	—	5,403,257
Weighted average shares outstanding - diluted	28,626,136	31,743,162	29,630,665	36,959,274
Net income (loss) per common share
Basic	$(0.23)	$0.10	$(0.14)	$0.54
Diluted	$(0.23)	$0.10	$(0.14)	$0.46

Net income (loss) per common share information for the three and six months ended June 30, 2026 and 2025 reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income (loss) per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	105,929	—	118,210	—
Stock Options	10,525,016	13,146,085	11,007,394	10,815,887
Class V Voting Stock	5,221,653	5,221,653	5,221,653	—
Member Earnout Units	2,028,226	2,028,226	2,028,226	2,028,226
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	19,468,324	21,983,464	19,962,983	14,431,613

18.
COMMITMENTS AND CONTINGENCIES

Litigation Risk

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate liability, if any, from these actions will not have a material effect on its financial condition or results of operations. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. These types of matters naturally develop over a period of time and expectations can change as a result of appeals, rulings, settlements, new findings, or other factors. Often, the Company is unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a matter because of the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the matter. From time to time, the Company may settle claims brought against it if the Company determines that such settlement is in the Company’s best interest.

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

On February 26, 2025, BioTE Medical entered into a Settlement Agreement (the “Settlement Agreement”) with Right Value. Pursuant to the Settlement Agreement, BioTE Medical agreed to pay Right Value an aggregate amount of $5.0 million, of which $3.5 million was paid in February 2025. The remaining liability of $1.5 million was included in accrued liabilities on the Company’s December 31, 2025 consolidated balance sheet. This remaining due under the Settlement Agreement was paid in February 2026. In addition to the monetary settlement, the parties identified therein have agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Right Value Litigation, except as expressly provided in the Settlement Agreement. The Settlement Agreement also contains customary representations, warranties and agreements by the parties in addition to the terms described above.

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

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners and sought a temporary restraining order and temporary injunction. On April 14, 2026, the Company entered into a settlement agreement and release, pursuant to which the Company agreed to pay Ms. Latch an aggregate amount of $0.08 million and is included in accrued liabilities on the Company’s June 30, 2026 unaudited condensed consolidated balance sheet. In addition to the monetary settlement, the parties identified in the suit have agreed to dismiss the suit with prejudice. The settlement agreement contains, among other things, a customary mutual release of all claims, demands, causes of actions and liabilities that were asserted in the suit. The Company paid the amount due under the settlement agreement and release on May 11, 2026.

Other Resolved Legal Matters

During the three and six months ended June 30, 2026, the Company actively sought to resolve legal matters to reduce risk and avoid the ongoing expense of litigation. In addition to the claims listed above, the Company has either resolved or reached an agreement on the material terms of settlement related to various legal matters. The material terms of certain of these settlements were reached subsequent to June 30, 2026. The Company recorded a charge of $5.1 million related to these settlements, which was included in selling, general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for each of the three and six months ended June 30, 2026. Additionally, this amount was included in accrued liabilities on the Company’s June 30, 2026 unaudited condensed consolidated balance sheet.

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

As of June 30, 2026 and December 31, 2025, the Company had satisfied its inventory purchase commitments for 2026 and 2025, respectively. On April 9, 2026, the Company extended its inventory purchase commitment for a term of one year, with the option to extend its commitment until December 31, 2028 (the “2027 Commitment”). As of June 30, 2026, the Company had inventory purchase commitments of $6.3 million related to the 2027 Commitment, which are expected to be paid by December 31, 2027.

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

19.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provided that Ms. Weber serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.06 million and $0.1 million during the three and six months ended June 30, 2025, respectively. No amounts were due to Ms. Weber as of June 30, 2026, and the Company owed Ms. Weber $0.02 million as of December 31, 2025.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company did not purchase any inventory from this vendor during the three and six months ended June 30, 2026 or the three months ended June 30, 2025, respectively, and purchased inventory of $0.08 million during the six months ended June 30, 2025. No amounts were due to the vendor as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total Revenue	$44,232	$48,863	$89,167	$97,855
Costs and Expenses:
Cost of revenue	15,314	13,875	29,296	26,485
General and administrative	12,565	4,771	21,482	11,039
Marketing expense	2,221	2,182	4,427	4,519
Employee-related costs	13,840	12,795	26,625	25,460
Depreciation and amortization	747	849	1,523	1,695
Other (income) expense, net	3,624	4,690	3,452	(3,075)
Income tax expense	296	2,150	958	3,766
Other segment items(1)	3,053	3,626	6,156	8,202
Net income (loss)	$(7,428)	$3,925	$(4,752)	$19,764

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $44.0 million and $48.6 million for the three months ended June 30, 2026 and 2025, respectively, and $88.7 million and $97.4 million for the six months ended June 30, 2026 and 2025, respectively. See Note 3 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the unaudited condensed consolidated balance sheets were located in the U.S.

21.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from June 30, 2026, the date of these unaudited condensed consolidated financial statements, through August 7, 2026, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

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
•
Increasing sales of Biote-branded dietary supplements. Our Biote-branded dietary supplement line currently includes 26 dietary supplements that we offer to our Biote-certified practitioners through our eCommerce site, efficiently leveraging our core Biote provider platform. Practitioners then re-sell Biote-branded dietary supplements to their patients, enabling patients to receive physician-guided therapies to manage the related effects of aging. Our direct-to-patient eCommerce platform enables practitioners to invite their patients to buy Biote-branded dietary supplements online via our online store. In addition to our direct-to-patient eCommerce platform, our Biote-branded dietary supplements are also offered through our eCommerce platform.

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

To strengthen control over our supply chain, enhance operational efficiency and reduce production costs, we are focused on vertical integration through strategic transactions. For example, in March 2024, we acquired Asteria Health, a 503B outsourcing facility to compound bioidentical hormones. Although Asteria Health has been integrated into our processes, we continue to utilize our current vendor network to manage our supply chain to meet the demands of our Biote-certified clinics. On November 1, 2024, AnazaoHealth provided notice that it was exercising its right to terminate the AnazaoHealth Pharmacy Services Agreement with such termination to be effective as of May 1, 2025. In the second quarter of 2025, we executed a second amendment to the AnazaoHealth Pharmacy Services Agreement effective July 19, 2025 (the “Second Amendment”), which extended the AnazaoHealth Pharmacy Services Agreement through December 31, 2027 and provided for a one-year extension at our discretion. On April 9, 2026, we extended the Second Amendment for a term of one year, with the option to extend our commitment until December 31, 2028 (the “2027 Commitment”). With the Second Amendment and 2027 Commitment in place and through our existing direct manufacturing capabilities, we believe we are well positioned to continue meeting the product demands of our current Biote certified practitioners while focusing on expanding our Biote-certified clinic network.

The following table presents a summary of our key financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$44,232	$48,863	$89,167	$97,855
Net income (loss)	(7,428)	3,925	(4,752)	19,764
Adjusted EBITDA*	5,561	15,174	14,286	28,926

*Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss), and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. Although the impact of these policies did not have a material impact on our business during the three and six months ended June 30, 2026 and 2025, the broader economic impact is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted in future periods.

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

Chief Executive Officer Transition

Bret Christensen, our prior Chief Executive Officer, resigned from his position as Chief Executive Officer of BioTE Medical, LLC effective June 8, 2026. Mr. Christensen will continue to serve on our Board of Directors. Our Board of Directors appointed Robert C. Peterson as Interim Chief Executive Officer and Director, effective June 8, 2026. Additionally, the Board of Directors appointed Marc Beer as Executive Chairman of the Board, effective June 8, 2026.

Voluntary Recall

On January 26, 2026, Asteria Health initiated a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter (the “January 2026 Voluntary Recall”). Since the initiation of the January 2026 Voluntary Recall, all reasonable efforts have been made to remove such lots from the market in accordance with the recall strategy and the recall is being conducted with the knowledge of the FDA. In the fourth quarter of 2025, we recorded an inventory impairment charge of $1.3 million related to the January 2026 Voluntary Recall. Biote withdrew specific lots of hormone pellets from the market during the three and six months ended June 30, 2026. We have been working with our supply network to increase inventory levels and to ensure continuity of care throughout our clinic network. Additionally, we continue to improve our hormone pellet inventory at Asteria Health and have executed on our plan to add a second manufacturing shift in order to relieve the supply constraints in the second quarter of 2026. As a result of the January 2026 Voluntary Recall, we estimate our revenue growth from pellet procedures for the three and six months ended June 30, 2026 was negatively impacted by approximately

$3.3 million and $5.0 million, respectively. Additionally, during the three and six months ended June 30, 2026 we incurred approximately $0.8 million and $2.2 million, respectively, in recall-related costs and we expect to incur additional costs in future periods associated with this recall. See Part I, Item 1A, “Risk Factors—If a compounded drug formulation provided through an outsourcing facility or a compounding pharmacy leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm” in our 2025 Form 10-K for more information.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of the remaining unamortized portion of the debt issuance costs related to the Credit Agreement written off upon executing the Amended Credit Agreement with Truist Bank.

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

Results of Operations

The table and discussion below present our results for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025
Revenue:
Product revenue	$43,381	$47,657
Service revenue	851	1,206
Total revenue	44,232	48,863
Cost of revenue
Cost of products	14,301	12,811
Cost of services	1,013	1,064
Cost of revenue	15,314	13,875
Selling, general and administrative	32,426	24,223
Income (loss) from operations	(3,508)	10,765
Other income (expense), net:
Interest expense, net	(2,183)	(2,852)
Loss on extinguishment of debt	(648)	—
Loss from change in fair value of earnout liabilities	(787)	(1,832)
Other income (expense), net	(6)	(6)
Total other income (expense), net	(3,624)	(4,690)
Income (loss) before provision for income taxes	(7,132)	6,075
Income tax expense	296	2,150
Net income (loss)	$(7,428)	$3,925

Revenue

Revenue for the three months ended June 30, 2026 decreased $4.6 million to $44.2 million, or 9.5%, compared to the three months ended June 30, 2025. Revenue from pellet procedures decreased $4.9 million during the three months ended June 30, 2026, as a result of lower procedure volumes at established Biote-certified clinics and lower productivity of newer Biote-certified clinics, each of which were impacted by a temporary contraction of bioidentical hormone pellet inventory availability and a brief shift in focus of our commercial sales organization to support practitioners during the January 2026 Voluntary Recall, compared to the three months ended June 30, 2025. Further, we estimated that the January 2026 Voluntary Recall negatively impacted revenue growth from pellet procedures by approximately $3.3 million during the three months ended June 30, 2026. Service revenue for the three months ended June 30, 2026 decreased $0.4 million compared to the three months ended June 30, 2025, primarily due to a decline in training revenue. These decreases in revenue for the three months ended June 30, 2026 were partially offset by a $0.6 million improvement in revenue from Biote-branded dietary supplements compared to the three months ended June 30, 2025 due to increased demand from customers purchasing these products through our e-commerce platforms for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Cost of revenue

Cost of revenue for the three months ended June 30, 2026 increased $1.4 million, to $15.3 million, or 10.4%, compared to the three months ended June 30, 2025. Cost of pellet procedures increased 8.0% while revenue from pellet procedures decreased 13.9%. The increase in the cost of pellet procedures reflects a shift in the sourcing of bioidentical hormone pellets from Asteria Health to other third-party outsourcing facilities due to inventory constraints caused by the January 2026 Voluntary Recall, compared to the three months ended June 30, 2025. Cost of Biote branded dietary supplements increased $0.2 million for the three months ended June 30, 2026 primarily as a result of the increase in Biote-branded dietary supplement revenue generated through our e-commerce platforms, compared to the three months ended June 30, 2025. Cost of services decreased $0.05 million primarily due to the decrease in training revenue during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended June 30, 2026 increased $8.2 million to $32.4 million, or 33.9%, compared to the three months ended June 30, 2025. The increase for the three months ended June 30, 2026 was primarily due to a $5.1 million increase in expenses incurred to settle various legal matters and a $2.5 million increase in legal expenses related to claims asserted in normal course of business compared to the three months ended June 30, 2025. This increase in expense was partially offset by a $0.5 million decrease in our bad debt expense, which was driven by lower revenue and the timing of collections on accounts receivable at the end of the quarter.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2026 decreased $0.7 million to $2.2 million compared to the three months ended June 30, 2025, primarily due to a $0.9 million decline in accreted interest related to our share repurchase liability that was incurred during the three months ended June 30, 2025 that did not reoccur during the three months ended June 30, 2026. Additionally, interest income earned on our money market account declined as a result of lower cash balances during the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Loss on Extinguishment of Debt

Loss on extinguishment of debt three months ended June 30, 2026 increased $0.6 million due to the write-off of the remaining unamortized portion of debt issuance costs related to the Credit Agreement upon executing the Amended Credit Agreement with Truist Bank.

Loss from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 40.0% increase in the closing price of our Class A common stock during the three months ended June 30, 2026. In addition to the changes in the closing price of our Class A common stock, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, revenue volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated gain or loss recorded for the periods presented.

Other Expense

The change in other expense for the three months ended June 30, 2026, compared with the three months ended June 30, 2025, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 decreased $1.9 million, compared to the three months ended June 30, 2025. This decrease in expense was primarily driven by a lower year to date and forecasted profit before tax, excluding certain non-includable items.

The table and discussion below present our results for the

	Six Months Ended June 30,
(in thousands)	2026	2025
Revenue:
Product revenue	$87,276	$94,682
Service revenue	1,891	3,173
Total revenue	89,167	97,855
Cost of revenue
Cost of products	27,046	24,465
Cost of services	2,250	2,020
Cost of revenue	29,296	26,485
Selling, general and administrative	60,213	50,915
Income (loss) from operations	(342)	20,455
Other income (expense), net:
Interest expense, net	(4,155)	(5,757)
Loss on extinguishment of debt	(648)	—
Gain from change in fair value of earnout liabilities	1,362	8,856
Other income (expense), net	(11)	(24)
Total other income (expense), net	(3,452)	3,075
Income (loss) before provision for income taxes	(3,794)	23,530
Income tax expense	958	3,766
Net income (loss)	$(4,752)	$19,764

Revenue

Revenue for the six months ended June 30, 2026 decreased $8.7 million to $89.2 million, or 8.9%, compared to the six months ended June 30, 2025. Revenue from pellet procedures decreased $9.6 million during the six months ended June 30, 2026, as a result of lower procedure volumes at established Biote-certified clinics and lower productivity of newer Biote-certified clinics, each of which were impacted by a temporary contraction of bioidentical hormone pellet inventory availability and a brief shift in focus of our commercial sales organization to support practitioners during the January 2026 Voluntary Recall, compared to the six months ended

June 30, 2025. Further, we estimated that the January 2026 Voluntary Recall negatively impacted revenue growth from pellet procedures by approximately $5.0 million during the six months ended June 30, 2026. Service revenue for the six months ended June 30, 2026 decreased $1.3 million compared to the six months ended June 30, 2025, primarily due to a decline in technology fees earned from physician orders placed through our BioteRx platform and a decline in training revenue. These decreases in revenue for the six months ended June 30, 2026 were partially offset by a $2.4 million improvement in revenue from Biote-branded dietary supplements compared to the six months ended June 30, 2025 due to increased demand from customers purchasing these products through our e-commerce platforms for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Cost of revenue

Cost of revenue for the six months ended June 30, 2026 increased $2.8 million, to $29.3 million, or 10.6%, compared to the six months ended June 30, 2025. Cost of pellet procedures increased 7.9 % while revenue from pellet procedures decreased 13.5%. The increase in the cost of pellet procedures reflects a shift in the sourcing of bioidentical hormone pellets from Asteria Health to other third-party outsourcing facilities due to inventory constraints caused by the January 2026 Voluntary Recall, compared to the six months ended June 30, 2025. Cost of Biote branded dietary supplements increased $0.5 million for the six months ended June 30, 2026 primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the six months ended June 30, 2025. Cost of services increased $0.2 million primarily due to the decrease in training revenue during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Selling, General and Administrative

Selling, general and administrative expense for the six months ended June 30, 2026 increased $9.3 million to $60.2 million, or 18.3%, compared to the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 was primarily due to a $5.6 million increase in expenses incurred to settle various legal matters and a $5.3 million increase in legal expenses related to claims asserted in normal course of business compared to the six months ended June 30, 2025. This increase in expense was partially offset by a $1.7 million decrease in our bad debt expense, which was driven by lower revenue and the timing of collections on accounts receivable at the end of the quarter.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2026 decreased $1.6 million to $4.2 million to compared to the six months ended June 30, 2025, primarily due to a $2.0 million decline in accreted interest related to our share repurchase liability that was incurred during the six months ended June 30, 2025 that did not reoccur during the six months ended June 30, 2026. Additionally, interest income earned on our money market account declined as a result of lower cash balances during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Loss on Extinguishment of Debt

Loss on extinguishment of debt six months ended June 30, 2026 increased $0.6 million due to the write-off of the remaining unamortized portion of debt issuance costs related to the Credit Agreement upon executing the Amended Credit Agreement with Truist Bank.

Gain from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 27.3% decrease in the closing price of our Class A common stock during the six months ended June 30, 2026. In addition to the changes in the closing price of our Class A common stock, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, revenue volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated gain or loss recorded for the periods presented.

Other Expense

The change in other expense for the six months ended June 30, 2026, compared with the six months ended June 30, 2025, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2026 decreased $2.8 million, compared to the six months ended June 30, 2025. This decrease in expense was primarily driven by a lower year to date and forecasted profit before tax, excluding certain non-includable items.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations when considered alongside net income (loss), the most directly comparable U.S. GAAP measure.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(7,428)	$3,925	$(4,752)	$19,764
Interest expense, net(1)	2,183	2,852	4,155	5,757
Income tax expense	296	2,150	958	3,766
Depreciation and amortization(2)	963	910	1,943	1,767
Share-based compensation expense(3)	1,970	2,186	3,728	4,313
Litigation expenses-former owner(4)	—	82	2	232
Litigation-other(5)	83	427	785	892
Legal settlement and related expenses(6)	5,065	(262)	5,590	(226)
Restructuring-related expenses(7)	—	555	—	555
Other expenses(8)	957	517	2,444	852
Merger and acquisition expenses(9)	37	—	147	110
Loss on extinguishment of debt(10)	648	—	648	—
Loss (gain) from change in fair value of earnout liabilities	787	1,832	(1,362)	(8,856)
Adjusted EBITDA	$5,561	$15,174	$14,286	$28,926

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees on the unused portion of our Revolving Loans, net of interest income earned on our money market account. For the three and six months ended June 30, 2025, interest expense, net included $0.9 million and $2.0 million of accreted interest related to the share repurchase liability. There was no accreted interest for the three and six months ended June 30, 2026.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.2 million and $0.06 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.07 million for the six months ended June 30, 2026 and 2025, respectively, was included in cost of products.
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

(7)
Represents restructuring costs incurred during the three and six months ended June 30, 2025 related to a workforce reduction primarily within our commercial organization. No such restructuring costs were incurred during the three and six months ended June 30, 2026.
(8)
Represents $0.8 million and $2.2 million incurred during the three and six months ended June 30, 2026, respectively, related to the January 2026 Voluntary Recall and primarily consists of a $0.6 million and $1.6 million, respectively, impact to cost of revenue and a $0.1 million and $0.7 million, respectively, impact to selling, general and administrative costs. For the three and six months ended June 30, 2025, this represents executive severance costs of $0.5 million and a realized foreign currency loss of less than $0.01 million and strategic consulting and legal expenses related to the CEO transition of $0.3 million for the six months ended June 30, 2025.
(9)
Represents legal fees totaling $0.04 million and $0.1 million incurred during the three and six months ended June 30, 2026 related to strategic opportunities to expand the business. For the six months ended June 30, 2025 this amount represents legal fees and professional fees totaling $0.1 million incurred to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business.
(10)
Represents the remaining unamortized portion of the debt issuance costs related to the Credit Agreement written off upon executing the Amended Credit Agreement with Truist Bank.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $11.2 million and $24.1 million, respectively. Additionally, as of June 30, 2026, we had $50.0 million of Revolving Loans available under our Amended Credit Agreement and as of December 31, 2025, we had $45.0 million available under our then-existing $50.0 million senior secured revolving credit facility.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$2,726	$13,553
Net cash used in investing activities	$(3,792)	$(3,810)
Net cash used in financing activities	$(11,893)	$(29,489)

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

Net cash provided by operating activities for the six months ended June 30, 2026 decreased $10.8 million to $2.7 million compared to cash provided by operating activities of $13.6 million for the six months ended June 30, 2025. Our cash flow from working capital for the six months ended June 30, 2026, improved primarily as a result of an $8.1 million increase in cash provided by accrued liabilities and a $2.2 million increase in cash provided by accounts receivable compared to the six months ended June 30, 2025. The change in accrued liabilities was primarily driven by a $5.5 million increase in accrued legal settlements, a $1.8 million reduction in payments made to settle legal matters and a $0.5 million increase in legal fees associated with legal matters brought against us in the ordinary course of business compared to the six months ended June 30, 2025. The increase in cash flow attributed to accounts receivable was the result of our on-going collection efforts coupled with the decrease in revenue during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities of $3.8 million for the six months ended June 30, 2026 was relatively unchanged, compared to the six months ended June 30, 2025. During the six months ended June 30, 2026 our net investments in leasehold improvements and other fixed assets for our 503B compounding facility decreased compared to the six months ended June 30, 2025 and provided $0.5 million in cash over the prior year period. The decrease in cash used by leasehold improvements and fixed assets was partially offset by an increase in investments in our internally developed software during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities decreased $17.6 million to $11.9 million for the six months ended June 30, 2026, compared to $29.5 million for the six months ended June 30, 2025. The decrease in our cash flow used in financing activities was primary driven by the refinancing of our Term Loan, which provided $125.0 million of proceeds and $12.5 million of borrowings under the $50.0 million senior secured revolving credit facility. The proceeds from the refinancing were used to repay and retire the Term Loan and repay the then outstanding amount on the senior secured revolving credit facility and fund debt issuance costs of $3.4 million. Cash flow used in financing activities also decreased $6.6 million due to a decrease in the cash payment required under our repurchase liabilities compared to the six months ended June 30, 2025. As of June 30, 2026, we had fully repaid all obligations associated with the share repurchase liabilities. These decreases were partially offset by $5.9 million of cash used to repurchase 3,162,565 shares of our Class A common stock at an average price of 1.95 per share during the six months ended June 30, 2026.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2025 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K. During the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our 2025 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our information technology environment. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Unless the context otherwise requires, all references in Part II of this Quarterly Report to the “Company,” “Biote,” “we,” “us, or “our” refer to biote Corp, inclusive of its consolidated subsidiaries, and, unless otherwise noted, “Holdings” refers to BioTE Holdings, LLC, together with its direct and indirect subsidiaries.

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. These types of matters naturally develop over a period of time and expectations can change as a result of appeals, rulings, settlements, new finding, or other factors. Often, we are unable to determine that a loss is probable, or to reasonably estimate the amount of loss or a range of loss, for a matter because of the potential effects of future events and decisions by third parties, such as courts and regulators, that will determine the ultimate resolution of the matter. From time to time, we may settle claims brought against us if we determine that such settlement is in our best interest.

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

Other Resolved Legal Matters

During the three and six months ended June 30, 2026, the Company actively sought to resolve legal matters to reduce risk and avoid the ongoing expense of litigation. In addition to the claims listed above, the Company has either resolved or reached an agreement on the material terms of settlement related to various legal matters. The material terms of certain of these settlements were reached subsequent to June 30, 2026. The Company recorded a charge of $5.1 million related to these settlements, which was included in selling, general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for each of the three and six months ended June 30, 2026. Additionally, this amount was included in accrued liabilities on the Company’s June 30, 2026 unaudited condensed consolidated balance sheet.

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

During the three months ended June 30, 2026, we repurchased 2,436,177 shares of our Class A common stock for a total of $4.8 million, at an average purchase price per share of $2.05 per share. As of June 30, 2026, approximately $5.2 million remained available for additional share repurchases. The following table summarizes the repurchases of our Class A common stock for the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	1,116,213	1.95	1,116,213	$7,936,389
May 1, 2026 - May 31, 2026	693,356	2.09	693,356	$6,471,717
June 1, 2026 - June 30, 2026	626,608	2.13	626,608	$5,181,185
Total	2,436,177	$2.05	2,436,177

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements.

During the three and six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

3.2	Amended and Restated Bylaws of biote Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40128) filed with the SEC on February 22, 2023).
10.1#*	Amended and Restated Services Agreement, dated June 2, 2026, by and between BioTE Medical, LLC and Marc Beer.
10.2#*	Amended and Restated Employment Agreement, dated June 12, 2026, by and between BioTE Medical, LLC and Bob Peterson.
10.3#*	Separation Agreement, dated June 2, 2026, between BioTE Medical, LLC and Bret Christensen, dated May 29, 2026.
10.4#*	Non-Employee Director Compensation Policy, as amended.
10.5+

Amended and Restated Credit Agreement, dated as of May 8, 2026, by and among BioTE Medical, LLC, BioTE Holdings, LLC, the guarantors identified therein, the lenders party therein and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40128) filed with the SEC on May 11, 2026.

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

BIOTE CORP.

Date: August 7, 2026	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Interim Chief Executive Officer, Chief Financial Officer and Chief Business Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)