Form 10-Q
period 2026-09-30
biote Corp.
filed 2026-11-09
CIK 1819253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, the registrant had 28,627,589 shares of Class A common stock, $0.0001 par value per share, outstanding and 7,249,879 shares of Class V voting stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ii

biote Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts) (Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,851	$24,123
Accounts receivable, net	7,285	6,868
Inventory, net	17,765	19,064
Other current assets	7,863	4,615
Total current assets	41,764	54,670
Property and equipment, net	14,956	10,753
Capitalized software, net	5,098	4,525
Goodwill	5,833	5,833
Intangible assets, net	3,340	4,266
Operating lease right-of-use assets	7,344	2,701
Deferred tax assets, net	23,289	24,793
Other non-current assets	72	72
Total assets	$101,696	$107,613

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,741	$6,826
Accrued expenses	14,698	9,806
Term loan, current	3,125	6,250
Deferred revenue, current	2,412	3,017
Earnout liabilities, current	1,750	—
Operating lease liabilities, current	778	592
Share repurchase liabilities	—	18,500
Total current liabilities	30,504	44,991
Term loan, net of current portion	116,947	95,782
Revolving loans	—	5,000
Deferred revenue, net of current portion	678	1,097
Operating lease liabilities, net of current portion	6,975	2,298
Other non-current liability	—	344
TRA liability	4,190	4,386
Earnout liabilities	—	4,112
Total liabilities	159,294	158,010
Commitments and contingencies (See Note 18)
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.0001 par value; 600,000,000 shares authorized; 28,627,589 and 32,300,867 shares issued, 27,040,089 and 30,713,367 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Class V voting stock, $0.0001 par value; 100,000,000 shares authorized; 7,249,879 shares issued, 5,221,653 shares outstanding each as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	—	—
Accumulated deficit	(49,135)	(49,549)
Accumulated other comprehensive loss	(28)	(29)
Treasury stock, at cost	(16,190)	(8,965)
biote Corp.’s stockholders’ deficit	(65,349)	(58,539)
Noncontrolling interest	7,751	8,142
Total stockholders’ deficit	(57,598)	(50,397)
Total liabilities and stockholders’ deficit	$101,696	$107,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$42,569	$46,953	$129,845	$141,635
Service revenue	765	1,003	2,656	4,176
Total revenue	43,334	47,956	132,501	145,811
Cost of revenue
Cost of products	13,058	12,795	40,104	37,260
Cost of services	945	743	3,195	2,763
Cost of revenue	14,003	13,538	43,299	40,023
Selling, general and administrative	26,844	26,151	87,057	77,066
Income from operations	2,487	8,267	2,145	28,722
Other income (expense), net:
Interest expense, net	(2,118)	(2,733)	(6,273)	(8,490)
Loss on extinguishment of debt	—	—	(648)	—
Gain from change in fair value of earnout liabilities	1,000	2,920	2,362	11,776
Other income (expense), net	(4)	(3)	(15)	(27)
Total other income (expense), net	(1,122)	184	(4,574)	3,259
Income (loss) before provision for income taxes	1,365	8,451	(2,429)	31,981
Income tax (benefit) expense	796	(765)	1,754	3,001
Net income (loss)	569	9,216	(4,183)	28,980
Less: Net income (loss) attributable to noncontrolling interest	162	1,028	(304)	3,889
Net income (loss) attributable to biote Corp. stockholders	$407	$8,188	$(3,879)	$25,091

Other comprehensive income:
Foreign currency translation adjustments	$(3)	$—	$1	$5
Other comprehensive income (loss)	(3)	—	1	5
Comprehensive income (loss)	$566	$9,216	$(4,182)	$28,985

Net income (loss) per common share
Basic	$0.01	$0.26	$(0.13)	$0.80
Diluted	$0.01	$0.22	$(0.13)	$0.68
Weighted average common shares outstanding
Basic	27,146,831	31,331,973	28,793,622	31,480,515
Diluted	27,415,624	36,708,867	28,793,622	36,874,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts) (Unaudited)

									Total
							Accumulated		Stockholders’
					Additional		Other		Deficit	Non-	Total
	Class A Common Stock		Class V Voting Stock		Paid-in	Accumulated	Comprehensive	Treasury	Attributable to	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	biote Corp.	Interest	Deficit
Balance at December 31, 2025	30,713,367	$3	5,221,653	$1	$—	$(49,549)	$(29)	$(8,965)	$(58,539)	$8,142	$(50,397)

Distributions	—	—	—	—	—	—	—	—	—	(405)	(405)
Net income	—	—	—	—	—	2,277	—	—	2,277	399	2,676
Other comprehensive income	—	—	—	—	—	—	2	—	2	—	2
Share-based compensation	—	—	—	—	—	1,758	—	—	1,758	—	1,758
Class A common stock repurchased	(726,388)	—	—	—	—	—	—	(1,071)	(1,071)	—	(1,071)
TRA liability	—	—	—	—	—	(518)	—	—	(518)	—	(518)

Balance at March 31, 2026	29,986,979	$3	5,221,653	$1	$—	$(46,032)	$(27)	$(10,036)	$(56,091)	$8,136	$(47,955)

Distributions	—	—	—	—	—	—	—	—	—	(616)	(616)
Net loss	—	—	—	—	—	(6,563)	—	—	(6,563)	(865)	(7,428)
Other comprehensive income (loss)	—	—	—	—	—	—	2	—	2	—	2
Share-based compensation	—	—	—	—	—	1,970	—	—	1,970	—	1,970
Vesting of RSUs	82,419	—	—	—	—	(922)	—	—	(922)	922	—
Issuance of stock under purchase plans	28,366	—	—	—	—	26	—	—	26	21	47
Class A common stock repurchased	(2,436,177)	—	—	—	—	—	—	(4,792)	(4,792)	—	(4,792)
TRA liability	—	—	—	—	—	580	—	—	580	—	580

Balance at June 30, 2026	27,661,587	$3	5,221,653	$1	$—	$(50,941)	$(25)	$(14,828)	$(65,790)	$7,598	$(58,192)

Distributions	—	—	—	—	—	—	—	—	—	(8)	(8)
Net income	—	—	—	—	—	407	—	—	407	162	569
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)	(1)	(4)
Share-based compensation	—	—	—	—	—	1,342	—	—	1,342	—	1,342
Class A common stock repurchased	(621,498)	—	—	—	—	—	—	(1,362)	(1,362)	—	(1,362)
TRA liability	—	—	—	—	—	57	—	—	57	—	57

Balance at September 30, 2026	27,040,089	$3	5,221,653	$1	$—	$(49,135)	$(28)	$(16,190)	$(65,349)	$7,751	$(57,598)

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

biote Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income (loss)	$(4,183)	$28,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,971	2,719
Bad debt (recovery) expense	(1,022)	1,586
Amortization of debt issuance costs	548	618
Provision for (recovery of) obsolete inventory	(422)	931
Non-cash lease expense	752	405
Non-cash interest on share repurchase liability	—	2,728
Share-based compensation expense	5,070	6,723
Gain from change in fair value of earnout liabilities	(2,362)	(11,776)
Loss on extinguishment of debt	648	—
Deferred income taxes	1,623	1,039
Changes in operating assets and liabilities:
Accounts receivable	605	(1,927)
Inventory	1,721	(2,532)
Other assets	(3,248)	1,652
Accounts payable	915	(1,454)
Deferred revenue	(1,024)	(116)
Accrued expenses	4,548	(1,471)
Payments pursuant to TRA	(196)	(93)
Operating lease liabilities	(532)	(387)
Net cash provided by operating activities	6,412	27,625
Investing Activities
Purchases of property and equipment	(5,496)	(3,938)
Purchases of capitalized software	(1,325)	(562)
Net cash used in investing activities	(6,821)	(4,500)
Financing Activities
Repurchases of Class A common stock	(7,225)	(3,365)
Borrowings on revolving loans	12,500	—
Repayments on revolving loans	(17,500)	—
Principal repayments on term loan	(2,344)	(4,687)
Borrowings on term loan	125,000	—
Extinguishment of debt	(101,562)	—
Debt issuance costs	(4,250)	—
Payments on repurchase liability	(18,500)	(25,081)
Proceeds from exercise of stock options	—	226
Issuance of stock under purchase plan	47	72
Distributions	(1,029)	(1,589)
Net cash used in financing activities	(14,863)	(34,424)
Effect of exchange rate changes on cash and cash equivalents	—	5
Net decrease in cash and cash equivalents	(15,272)	(11,294)
Cash and cash equivalents at beginning of period	24,123	39,342
Cash and cash equivalents at end of period	$8,851	$28,048
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,729	$6,045
Cash paid for income taxes	$2,154	$2,233

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire year.

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

Other Current Assets—Total other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Prepaid expenses	$3,989	$3,441
Advances	1,581	355
Income tax receivable	2,293	809
Other assets	—	10
Total other current assets	$7,863	$4,615

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

During the nine months ended September 30, 2026, the Company repurchased the remaining 6.1 million shares of its Class V voting stock for $18.5 million, which fully satisfied the Company’s share repurchase liability. During the year ended December 31, 2025, the Company repurchased a total of approximately 8.2 million shares of its Class V voting stock for $37.6 million.

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

The Company made safe harbor contributions under the 401(k) Plan of $0.3 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, and $0.7 million and $0.6 million during the nine months ended September 30, 2026 and 2025, respectively. Safe harbor contributions are included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, accounts receivable, credit agreements, and inventory purchases. The Company’s cash balances exceed those that are federally insured. To date, the Company has not recognized any losses caused by uninsured balances.

As of September 30, 2026 and December 31, 2025, 100% of the Company’s outstanding debt and availability under revolving loans was from one lender. A failure of the counterparty to perform could result in the loss of access to the available borrowing capacity under the revolving loans.

Inventory purchases from three vendors collectively totaled 74.5% and inventory purchases from two vendors collectively totaled 59.1% for the three months ended September 30, 2026 and 2025, respectively. Inventory purchases from four vendors collectively totaled 79.6% and 79.9% for the nine months ended September 30, 2026 and 2025, respectively. Due to the nature of the markets and availability of alternative suppliers, the Company does not believe the loss of any one vendor would have a material adverse impact on its financial position, results of operations or cash flows for any significant period of time.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance. The Company did not have any customers that accounted for 10% or more of total revenues for the three and nine months ended September 30, 2026 and 2025. The Company did not have any customers that accounted for more than 10% of its gross accounts receivable as of September 30, 2026 and December 31, 2025.

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

3.
REVENUE RECOGNITION

Revenue recognized for each revenue stream was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Pellet procedures	$28,852	$33,965	$90,454	$105,212
Dietary supplements	11,999	11,181	34,393	31,200
Disposable trocars	1,210	1,241	3,551	3,645
Shipping fees and other	508	566	1,447	1,578
Product revenue	42,569	46,953	129,845	141,635

Training	111	227	375	886
Contract-term services	287	343	930	1,016
Other	367	433	1,351	2,274
Service revenue	765	1,003	2,656	4,176
Total revenue	$43,334	$47,956	$132,501	$145,811

Revenue recognized by geographic region was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$42,365	$46,705	$129,223	$140,889
All other	204	248	622	746
Product revenue	42,569	46,953	129,845	141,635

United States	765	1,003	2,656	4,176
All other	—	—	—	—
Service revenue	765	1,003	2,656	4,176
Total revenue	$43,334	$47,956	$132,501	$145,811

Significant changes in contract liability balances were as follows:

	Nine Months Ended September 30,
	2026		2025
Description of change (in thousands)	Deferred Revenue	Deferred Revenue, Long-term	Deferred Revenue	Deferred Revenue, Long-term
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(708)	$—	$(2,268)	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	1,227	355	1,621	732
Transfers between current and non-current liabilities due to the expected revenue recognition period	792	(792)	1,083	(1,083)
Total increase (decrease) in contract liabilities	$1,311	$(437)	$436	$(351)

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

Consideration allocated to performance obligations was as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Unsatisfied training obligations, current	$183	$158
Unsatisfied contract-term services, current	1,122	1,471
Unsatisfied contract-term services, net of current portion	390	745
Total allocated to unsatisfied contract-term services	1,512	2,216
Unsatisfied pellet procedures, current	1,107	1,388
Unsatisfied pellet procedures, net of current portion	288	352
Total allocated to unsatisfied pellet procedures	1,395	1,740
Total deferred revenue, current	$2,412	$3,017
Total deferred revenue, net of current portion	$678	$1,097

The Company does not have a history of material returns or refunds and generally does not offer warranties or guarantees for any products or services. There were no expected returns or refunds recorded as a reduction of revenue for the three and nine months ended September 30, 2026 and 2025.

4.
INVENTORY, NET

The components of inventory, net were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Product inventory – Pellets	$7,475	$6,694
Pellets in process	1,398	1,524
Raw materials	580	556
Less: Obsolete and expired pellet allowance	(1,744)	(3,153)
Pellet inventory, net	7,709	5,621
Product inventory – Dietary supplements	6,568	10,085
Raw materials	3,564	3,723
Less: Obsolete and expired dietary supplement allowance	(76)	(365)
Dietary supplement inventory, net	10,056	13,443
Inventory, net	$17,765	$19,064

On January 26, 2026, the Company announced its subsidiary, Asteria Health, issued a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 19, 2026 due to the potential presence of metal particulate matter (the “January 2026 Voluntary Recall”). The Company evaluated its pellet inventory on hand as of the date of the recall, and determined the pellet inventory lots impacted by the recall were impaired as of December 31, 2025. As a result, the Company recorded an impairment charge of $1.3 million to write-down the impacted pellet inventory to net realizable value, which is reflected in inventory, net on the unaudited condensed consolidated balance sheet for the year ended December 31, 2025. The Company did not record any additional recall-related impairment charges to its pellet inventory during the three and nine months ended September 30, 2026.

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Trocars	$4,644	$4,644
Leasehold improvements	8,311	8,311
Office equipment	355	355
Compounding equipment	4,270	1,685
Computer software	590	140
Furniture and fixtures	506	481
Computer equipment	701	571
Construction in process	4,512	2,206
Property and equipment	23,889	18,393
Less: Accumulated depreciation	(8,933)	(7,640)
Property and equipment, net	$14,956	$10,753

Depreciation expense for property and equipment recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary Location	2026	2025	2026	2025
Cost of products	$246	$154	$666	$226
Selling, general and administrative expense	222	210	627	622
Total	$468	$364	$1,293	$848

The Company has not acquired any property and equipment under finance leases.

The Company’s property and equipment are all held within the United States.

6.
CAPITALIZED SOFTWARE, NET

Capitalized software, net consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Website costs	$10,495	$10,454
Development in process	2,714	1,430
Less: Accumulated amortization	(8,111)	(7,359)
Capitalized software, net	$5,098	$4,525

Total amortization expense for capitalized software was $0.3 million for each of the three months ended September 30, 2026 and 2025, respectively and was $0.8 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively, and was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

7.
INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2026			December 31, 2025
(in thousands)	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value
Customer relationships	$2,260	$(781)	$1,479	$2,260	$(556)	$1,704
Developed technology	4,006	(2,203)	1,803	4,006	(1,603)	2,403
Non-compete agreement	230	(192)	38	230	(134)	96
Trade names	165	(145)	20	165	(102)	63
Total intangible assets	$6,661	$(3,321)	$3,340	$6,661	$(2,395)	$4,266

Definite Lived Intangible Asset Amortization

Amortization expense related to definite lived intangible assets was $0.3 million for each of the three months ended September 30, 2026 and 2025, respectively, and $0.9 million for each of the nine months ended September 30, 2026 and 2025, respectively, and was included in selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The estimated amortization expense is as follows:

As of September 30,	(in thousands)
2026 (remaining three months)	308
2027	1,128
2028	1,102
2029	164
2030	151
Thereafter	487
Total	$3,340

8.
ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Accrued professional fees	$443	$610
Accrued deferred loan costs	871	—
Accrued employee-related costs	6,095	5,811
Legal settlement accrual	4,260	1,600
Other	3,029	1,785
Accrued expenses	$14,698	$9,806

9.
LONG-TERM DEBT

Debt Refinancing

On May 8, 2026, the Company entered into an amended and restated credit agreement with Truist Bank (the “Existing Credit Agreement” and, as amended by the First Amendment (as defined below), the “Credit Agreement”). The Credit Agreement provides for (i) a $35.0 million (after giving effect to the First Amendment) senior secured revolving credit facility (the “Revolving Loans”) and (ii) a $125.0 million senior secured term loan credit facility (the “Term Loan”), which was borrowed in full on May 8, 2026. The Company used the proceeds from the Term Loan to refinance and replace its then-existing Original Truist Credit Agreement (as defined below), repay the amount then outstanding under the $50 million senior secured revolving credit facility and for general corporate purposes. At the Company’s election, interest on borrowings under the Credit Agreement is based on either the Standard Overnight Financing Rate (“SOFR”) plus an applicable margin of 2.5%, 2.75% or 3.25% or the Base Rate plus an applicable margin of 1.5%, 1.75% or 2.25%. On September 30, 2026, the interest rate charged to the Company was approximately 6.82%. The Credit Agreement requires scheduled quarterly principal payments commencing on September 30, 2026 due on the last day of each calendar quarter equal to (i) 2.50% of the principal amount of the Term Loan for each of years 1 and 2 of the term, (ii) 5.00% of the principal amount of the Term Loan for year 3 and (iii) 7.50% of the principal amount of the Term Loan for year 4. The remaining outstanding principal balance of the Revolving Loans and Term Loan will be due and payable in full at maturity on May 8, 2031.

Pursuant to the Credit Agreement, the Company may borrow under the Revolving Loans from time to time up to the total commitment of $35.0 million (after giving effect to the First Amendment). The Company did not draw on the Revolving Loans during the three months ended September 30, 2026.

The Credit Agreement is secured by substantially all of the assets of the Company and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company, in each case, subject to heightened restrictions for the duration of the Covenant Change Period (as defined below). The Credit Agreement is subject to the following financial covenants (i) a maximum total net leverage ratio, (ii) a minimum fixed charge coverage ratio, (iii) a minimum liquidity covenant and (iv) a minimum EBITDA covenant. Prior to November 4, 2026, the Company was subject to the following financial covenants (i) a total net leverage ratio of less than or equal to 3.75:1.00, which steps down to 3.25:1.00 commencing on December 31, 2027 for the remainder of the term, and (ii) a fixed charge coverage ratio of greater than or equal to 1.25:1.00. Both financial covenants are tested quarterly (the “Existing Financial Covenants”). In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments, as defined in the Credit Agreement, during the fiscal year in progress. As of September 30, 2026, the Company was not in compliance with the Existing Financial Covenants, which noncompliance was waived by the lenders pursuant to the First Amendment. After giving effect to the First Amendment, the Company is in compliance with all required financial covenants associated with the Credit Agreement. See Note 21 for additional information on the First Amendment.

Truist Term Loan

On May 22, 2022, the Company entered into a loan agreement with Truist Bank (as amended from time to time prior to May 8, 2026, the “Original Truist Credit Agreement”) for $125.0 million. The Original Truist Credit Agreement provided for (i) a $50.0 million senior secured revolving credit facility and (ii) a $125.0 million senior secured term loan credit facility, which was borrowed in full on May 22, 2022. The Company used the proceeds to refinance and replace an existing credit facility pursuant to a credit agreement, dated as of May 17, 2019, with Bank of America, N.A. and for general corporate purposes. At the Company’s election, interest on borrowings under the Original Truist Credit Agreement was based on either SOFR plus an applicable margin of 2.5% or 2.75% or the Base Rate plus an applicable margin of 1.5% or 1.75%. The senior secured term loan required principal payments of $1.6 million in quarterly installments on the last day of each calendar quarter, commencing on September 30, 2022, with repayment of the outstanding amount of the note due on maturity, which was set to occur on May 26, 2027.

Pursuant to the Original Truist Credit Agreement, the Company could borrow under the $50 million senior secured revolving credit facility from time to time up to the total commitment of $50.0 million. As of December 31, 2025, the Company had $5.0 million outstanding under the $50 million senior secured revolving credit facility.

Deferred loan costs

The Company capitalized lender’s fees and related attorneys’ fees of $3.4 million and $4.0 million related to the Existing Credit Agreement and the Original Truist Credit Agreement, respectively, which are amortized over the life of the respective agreements and included in interest expense, net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Amortization expense related to deferred loan costs on the Existing Credit Agreement was 0.2 million and 0.3 million for the three and nine months ended September 30, 2026, respectively.

During the three months ended September 30, 2026, the Company did not recognize any amortization expense related to debt issuance costs on the Original Truist Credit Agreement. Amortization expense related to the debt issuance costs on the Original Truist Credit Agreement was $0.2 million for the three months ended September 30, 2025 and was $0.3 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. The remaining unamortized debt issuance costs related to the Original Truist Credit Agreement of $0.6 million were written off as a loss on extinguishment of debt and presented as a separate line on the Company’s unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2026.

Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Term loan	$124,219	$103,125
Less: Current portion	(3,125)	(6,250)
	121,094	96,875
Less: Unamortized debt issuance costs	(4,147)	(1,093)
Term loan, net of current portion	$116,947	$95,782

Future maturities of long-term debt, excluding debt issuance costs, are as follows:

As of September 30,	(in thousands)
2026 (remaining three months)	781
2027	3,125
2028	4,688
2029	7,813
2030	9,375
Thereafter	98,437
$124,219

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

The following table presents information regarding the Company’s financial liabilities that were measured at fair value on a recurring basis:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability, current	$—	$—	$1,750	$1,750

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$4,112	$4,112

There were no movements between levels during the three and nine months ended September 30, 2026.

Level 3 Disclosures

Earnout Liabilities

The earnout liability related to the Business Combination Agreement was valued using a Monte Carlo simulation in order to project the future path of the Company’s stock price over the earnout period. The earnout liability related to the 2024 acquisition of Simpatra was valued using a Monte Carlo simulation in order to project the future path of Simpatra’s revenue and the Company’s stock price over the earnout period. The Company executed an agreement with the seller to settle various matters related to the asset purchase, including among other items, releasing the Company from its obligation related to the earnout liability. As a result, the Company recorded a nominal gain, which was included in gain (loss) on change in fair value of earnout liabilities on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2026. The carrying amount of these liabilities may fluctuate significantly, and actual amounts paid may be materially different from the liability’s estimated fair value.

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the Business Combination Agreement:

	As of
	September 30, 2026	December 31, 2025
Stock price	$1.21	$2.60
Risk-free rate	4.3%	3.4%
Volatility	84.4%	74.1%
Term (in years)	0.7	1.4

The following table provides the significant inputs used to measure the fair value of the level 3 earnout liability related to the acquisition of Simpatra:

As of
December 31, 2025
Stock price	$2.60
Risk-free rate	3.5%
Equity volatility	64.5%
Revenue volatility	57.0%
Revenue discount rate	14.5%
Correlation factor	3.0%
Term (in years)	2.0

Changes in the fair value of the Company’s Level 3 financial instruments were as follows:

(in thousands)	Earnout Liability
Fair value as of December 31, 2025	$4,112
Gain from change in fair value	(2,362)
Fair value as of September 30, 2026	$1,750

12.
NONCONTROLLING INTEREST

The Company is organized in an umbrella partnership-C corporation (“Up-C”) structure in which the business of the Company is operated by Holdings and Biote’s only material direct asset consists of equity interests in Holdings. As of September 30, 2026, Biote’s ownership of Holdings was approximately 87.9%. The portion of the consolidated subsidiaries not owned by the Company and any related activity is presented as non-controlling interest in the unaudited condensed consolidated financial statements.

The non-controlling interest holders may redeem their units in Holdings for an equal number of shares of Biote’s Class A common stock or, at the election of the Company, cash. As a result, Biote’s ownership interest in Holdings will continue to increase. Because redemptions for cash are solely within the control of the Company, non-controlling interest is presented in permanent equity.

13.
SHARE-BASED COMPENSATION

Restricted Stock Units

The Company grants restricted stock units (“RSUs”) to certain employees under the 2022 Equity Incentive Plan and are valued based on the closing price of the Company’s Class A common stock on the date of grant. The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2024	69,827	$5.65
Granted	266,849	$3.72
Forfeited	(49,288)	$3.25
Vested	(24,039)	$5.57
RSUs outstanding at December 31, 2025	263,349	$3.88
Granted	282,893	$1.91
Forfeited	(25,811)	$2.66
Vested	(82,419)	$3.08
RSUs outstanding at September 30, 2026	438,012	$2.83

The Company recognized share-based compensation expense of $0.03 million for each of the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, related to RSUs. As of September 30, 2026, the Company had $0.4 million of unrecognized share-based compensation expense related to unvested RSUs.

Stock Options

The Company grants stock options to certain employees, directors, and consultants under the 2022 Equity Incentive Plan. The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2024	10,310,571	$4.95	8.4
Granted	4,593,177	$3.94
Exercised	(64,040)	$3.53
Forfeited	(2,557,612)	$4.58
Options outstanding at December 31, 2025	12,282,096	$4.66	7.9
Granted	2,798,503	$1.95
Forfeited	(5,222,023)	$4.43
Options outstanding at September 30, 2026	9,858,576	$4.01	7.6
Options exercisable at September 30, 2026	5,248,372	$4.68	6.4

The Company recognized share-based compensation expense of $1.3 million and $2.4 million during the three months ended September 30, 2026 and 2025, respectively, and $4.6 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively, related to stock options. As of September 30, 2026, there was $7.8 million of unrecognized share-based compensation expense related to unvested stock options. This expense is expected to be recognized over a weighted-average remaining vesting period of 2.11 years.

The weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2026 were as follows:

September 30,
2026
Expected term (in years)	5.9
Volatility	61.8%
Risk-free rate	4.1%
Dividend yield	0.0%

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

The Company recognized share-based compensation expense of $0.01 million and $0.02 million for the three months ended September 30, 2026 and 2025, respectively, and $0.03 million and $0.05 million for the nine months ended September 30, 2026 and 2025, respectively, related to the ESPP. As of September 30, 2026 and 2025, 179,485 shares and 118,712 shares, respectively, had been purchased under the ESPP.

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

On April 24, 2026, the Company entered into a 127-month operating lease agreement for approximately 40,000 square feet of office and warehouse space in Tampa, Florida. The Company recorded an initial operating lease right-of-use asset of $4.5 million and corresponding current and non-current operating lease liability of $0.02 million and $4.5 million, respectively, at the lease commencement date and are included in the September 30, 2026 unaudited condensed consolidated balance sheet.

The Company recognizes operating lease costs on a straight-line basis over the lease term within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table contains a summary of the operating lease costs recognized under ASC 842 and supplemental cash flow information for leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease expense	$378	$192	$866	$577
Total lease cost	$378	$192	$866	$577

Other information:
Cash paid for amounts included in the measurement of lease liabilities	$256	$186	$641	$559
Right-of-use assets obtained in exchange for new operating lease liabilities	$910	$—	$5,395	$1,779

The following table summarizes the balance sheet classification of the Company’s operating leases, amounts of ROU assets and lease liabilities, the weighted average remaining lease term, and the weighted average discount rate for the Company’s operating leases:

	September 30,	December 31,
(in thousands)	2026	2025
Lease assets
Operating lease right-of-use assets	$7,344	$2,701
Total lease assets	$7,344	$2,701

Lease liabilities
Current:
Operating lease liabilities	$778	$592
Non-current:
Operating lease liabilities	6,975	2,298
Total lease liabilities	$7,753	$2,890

Weighted-average remaining lease term — operating leases (years)	8.74	5.59
Weighted-average discount rate — operating leases	6.91%	7.10%

The following table summarizes the payments by date for the Company’s operating lease, which is then reconciled to the total lease obligation:

As of September 30,	(in thousands)
2026 (remaining three months)	$274
2027	1,350
2028	1,351
2029	897
2030	929
Thereafter	5,657
Total lease payments	10,458
Less: Interest	(2,705)
Present value of lease liabilities	$7,753

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

On December 13, 2021, the Company entered into a tax receivable agreement with the then-existing non-controlling interest holders (the “TRA”) that provides payments to be made to non-controlling interest holders of approximately 85% of the amount of any tax benefits realized by the Company as a result of increases in the Company’s share of the tax basis in the net assets of Holdings resulting from any redemptions of member units in exchange for Class A common stock or cash as well as tax basis increases attributable to payments made under the TRA. The Company expects to benefit from the remaining 15% of any tax benefits realized. No exchanges of units occurred during the nine months ended September 30, 2026 and 2025.

On a quarterly basis, the Company estimates the effective tax rate expected to be applicable for the full year and makes changes, if necessary, based on new information or events. The estimated annual effective tax rate is forecasted based on actual historical information and forward-looking estimates and is used to provide for income taxes in interim reporting periods. The Company also recognizes the tax impact of certain unusual or infrequently occurring items, such as the effects of changes in tax laws or rates and impacts from settlements with tax authorities, discretely in the quarter in which they occur. The Company recorded income tax expense of $0.8 million and income tax benefit of $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of $1.8 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As part of the Company’s analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of its deferred tax assets that may be realized in the future. Based on the Company’s analysis, it has recorded a valuation allowance related to foreign deferred tax assets as of September 30, 2026. The Company will continue to assess the likelihood of the realization of its deferred tax assets and the valuation allowance will be adjusted accordingly.

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

During the three months ended September 30, 2026, the Company purchased 621,498 shares of its Class A common stock for a total of $1.4 million, at an average purchase price per share of $2.19.

As of September 30, 2026, the remaining balance of the repurchase program was $3.8 million.

17.
NET INCOME (LOSS) PER COMMON SHARE

The computation of basic and diluted net income (loss) per common share is based on net income (loss) attributable to Biote stockholders divided by the basic and diluted weighted average number of shares of Class A common stock outstanding. The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income (loss) per common share
Numerator:
Net income (loss) attributable to biote Corp. stockholders (basic and diluted)	$407	$8,188	$(3,879)	$25,091
Denominator:
Weighted average shares outstanding - basic	27,146,831	31,331,973	28,793,622	31,480,515
Effect of dilutive securities	268,793	5,376,894	—	5,394,469
Weighted average shares outstanding - diluted	27,415,624	36,708,867	28,793,622	36,874,984
Net income (loss) per common share
Basic	$0.01	$0.26	$(0.13)	$0.80
Diluted	$0.01	$0.22	$(0.13)	$0.68

Net income (loss) per common share information for the three and nine months ended September 30, 2026 and 2025 reflects only the net income (loss) attributable to holders of Biote’s Class A common stock, as well as both basic and diluted weighted average Class A common stock outstanding. Net income (loss) per common share is not separately presented for Class V voting stock because it has no economic rights to the income or loss of the Company. Class V voting stock is considered in the calculation of dilutive net income (loss) per common share on an if-converted basis as these shares, together with the related non-controlling interests, have redemption rights into Class A common stock that could result in additional Class A common stock being issued. All other potentially dilutive securities are determined based on the treasury stock method.

The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted weighted average shares outstanding for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	90,153	—	108,858	—
Stock Options	9,858,576	12,979,189	10,624,454	11,536,988
Class V Voting Stock	5,221,653	—	5,221,653	—
Member Earnout Units	2,028,226	2,028,226	2,028,226	2,028,226
Sponsor Earnout Shares	1,587,500	1,587,500	1,587,500	1,587,500
	18,786,108	16,594,915	19,570,691	15,152,714

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

Cindy Latch

On November 15, 2024, Cindy Latch, an actress / model who formerly appeared in one BioTE marketing video, filed suit against BioTE alleging misappropriation of her name, image and likeness by both BioTE and various of its approved practitioners and sought a temporary restraining order and temporary injunction. On April 14, 2026, the Company entered into a settlement agreement and release, pursuant to which the Company paid Ms. Latch an aggregate amount of $0.08 million and was included in selling, general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2026. In addition to the monetary settlement, the parties identified in the suit have agreed to dismiss the suit with prejudice. The settlement agreement contains, among other things, a customary mutual release of all claims, demands, causes of actions and liabilities that were asserted in the suit. The Company paid the amount due under the settlement agreement and release on May 11, 2026.

Other Resolved Legal Matters

During the nine months ended September 30, 2026, the Company actively sought to resolve legal matters to reduce risk and avoid the ongoing expense of litigation. In addition to the claims listed above, as of September 30, 2026, the Company had either resolved or reached an agreement on the material terms of settlement related to various legal matters. The Company recorded a charge of $5.1 million related to these settlements, which was included in selling, general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2026. The Company paid $0.8 million of the amounts due under these settlement agreements during the three months ended September 30, 2026. The remaining $4.3 million of amounts due under these settlement agreements was reflected in accrued liabilities on the Company’s September 30, 2026 unaudited condensed consolidated balance sheet and were paid in full in October 2026.

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

As of September 30, 2026 and December 31, 2025, the Company had satisfied its inventory purchase commitments for 2026 and 2025, respectively. On April 9, 2026, the Company extended its inventory purchase commitment for a term of one year, with the option to extend its commitment until December 31, 2028 (the “2027 Commitment”). As of September 30, 2026, the Company had inventory purchase commitments of $6.3 million related to the 2027 Commitment, which are expected to be paid by December 31, 2027.

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

19.
RELATED-PARTY TRANSACTIONS

On January 30, 2025, the Company entered into a consulting agreement with Ms. Teresa S. Weber, which provided that Ms. Weber serve as a strategic advisor to the Company and its Board of Directors for up to one year, to assist with the chief executive officer transition and to work on special projects. Under the terms of the consulting agreement, the Company paid Ms. Weber $0.06 million and $0.2 million during the three and nine months ended September 30, 2025, respectively. No amounts were due to Ms. Weber as of September 30, 2026, and the Company owed Ms. Weber $0.02 million as of December 31, 2025.

The Company purchases dietary supplements inventories from a vendor in which the Company’s founder holds a minority interest. The Company did not purchase any inventory from this vendor during each of the three and nine months ended September 30, 2026, respectively, and purchased inventory of $0.3 million and $0.4 million during the three and nine months ended September 30, 2025, respectively. No amounts were due to the vendor as of September 30, 2026 and December 31, 2025, respectively.

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

The following table presents selected financial information with respect to the Company’s single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total Revenue	$43,334	$47,956	$132,501	$145,811
Costs and Expenses:
Cost of revenue	14,003	13,538	43,299	40,023
General and administrative	4,921	5,429	26,403	16,468
Marketing expense	2,897	2,421	7,324	6,940
Employee-related costs	13,818	13,201	40,443	38,661
Depreciation and amortization	781	798	2,304	2,493
Other (income) expense, net	1,122	(184)	4,574	(3,259)
Income tax (benefit) expense	796	(765)	1,754	3,001
Other segment items(1)	4,427	4,302	10,583	12,504
Net income (loss)	$569	$9,216	$(4,183)	$28,980

(1)Other segment items include other operating and maintenance costs and outsourcing costs, such as rent, utilities, merchant fees, contract labor and consulting fees.

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Total U.S. revenues were $43.1 million and $47.7 million for the three months ended September 30, 2026 and 2025, respectively, and $131.9 million and $145.1 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 3 Revenue Recognition for additional information about the Company’s revenue by region.

The Company's long-lived tangible assets, as well as its operating lease right-of-use assets recognized on the unaudited condensed consolidated balance sheets were located in the U.S.

21.
SUBSEQUENT EVENTS

The Company evaluated subsequent events from September 30, 2026, the date of these unaudited condensed consolidated financial statements, through November 9, 2026, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring adjustment to or disclosure in these unaudited condensed consolidated financial statements.

First Amendment to Existing Credit Agreement

On November 4, 2026 the Company executed a first amendment to its Existing Credit Agreement and waiver (the “First Amendment”), which among other things: (i) waived the Company’s noncompliance with its financial covenants for the fiscal period ended on September 30, 2026, (ii) relaxed the requirements under the existing fixed charge coverage ratio covenant and the total net leverage ratio covenant for the duration of the period commencing on July 1, 2026 and ending (subject to achieving certain compliance milestones) on January 1, 2028 (the “Covenant Change Period”), (iii) introduced two new financial covenants, including (A) a minimum liquidity covenant and (B) a minimum consolidated EBITDA covenant, (iv) increased the interest rate applicable to the loans by introducing an additional Level 3 accruing at SOFR plus 3.25% per annum for each fiscal quarter after the most recently reported total net leverage ratio exceeded 3.75:1.00, (v) reduced the available Revolving Loans from $50.0 million to $35.0 million, and (vi) established maximum capital expenditure limits for the duration of the Covenant Change Period.

Pursuant to the Credit Agreement, the Company must maintain a total net leverage ratio of less than or equal to the following:

Period Ending:	Net Leverage Ratio
June 30, 2026	3.75 to 1.00
September 30, 2026	4.75 to 1.00
December 31, 2026	6.50 to 1.00
March 31, 2027	6.50 to 1.00
June 30, 2027	6.00 to 1.00
September 30, 2027	5.00 to 1.00
December 31, 2027	3.75 to 1.00
January 1, 2028 - Maturity	3.25 to 1.00

Additionally, pursuant to the Credit Agreement, the Company must not permit its consolidated EBITDA (as defined in the Credit Agreement) to be less than the following as of the last day of each period as follows:

Period Ending:	Minimum Consolidated EBITDA
September 30, 2026	$29.75 million
December 31, 2026	$23.0 million
March 31, 2027	$20.0 million
June 30, 2027	$21.5 million
September 30, 2027	$26.5 million
Each period ended thereafter until maturity	$32.0 million

The Company also must not permit (i) the fixed charge coverage ratio to be less than 1.25:1.00 (commencing on September 30, 2027) or (ii) liquidity to be less than $20.0 million during the Covenant Change Period. The total net leverage ratio and fixed charge coverage ratio will be tested quarterly and minimum liquidity will be reported monthly. In addition to the financial covenants, the Company is required to deliver financial statements and other information and is prohibited from making certain restricted payments (as defined in the Credit Agreement) during the fiscal year in progress.

The Company estimates it will incur lender’s fees and related attorneys’ fees of approximately $0.9 million related to the Credit Agreement which were reflected in accrued liabilities and long-term debt, net of current portion on the September 30, 2026 unaudited condensed consolidated balance sheet. These fees will be amortized over the life of the Credit Agreement and will be included in interest expense, net on the consolidated statements of operations and comprehensive income (loss) in future periods.

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

Overview

Biote trains physicians and nurse practitioners in hormone optimization using bioidentical hormone replacement pellet therapy in men and women experiencing hormonal imbalance. The “Biote Method” is a comprehensive, end-to-end practice building platform that provides Biote-certified practitioners with the following components specifically developed for practitioners in the hormone optimization space: Biote Method education, training and certification, practice management software, inventory management software, and information regarding available hormone replacement therapy products, as well as digital and point-of-care marketing support. We also sell a complementary Biote-branded line of dietary supplements. By virtue of our historical performance over the past 14 years, we believe that our business model has been successful, remains differentiated, and is well positioned for future growth.

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

The following table presents a summary of our key financial results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$43,334	$47,956	$132,501	$145,811
Net income (loss)	569	9,216	(4,183)	28,980
Adjusted EBITDA*	5,076	12,881	19,362	41,807

*Please refer to “Non-GAAP Measures” below for reconciliations of Adjusted EBITDA to the most directly comparable U.S. GAAP measure, net income (loss), and for additional information about Adjusted EBITDA.

Impact of Global Economic Trends

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of public health crises, uncertainties associated with the changes to and by the U.S. federal government and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the effects of global health crises or geopolitical turmoil, could materially affect our business and the value of our securities. Additionally, we continue to monitor ongoing changes to global trade policies, including the imposition of tariffs. Although the impact of these policies did not have a material impact on our business during the three and nine months ended September 30, 2026 and 2025, the broader economic impact is uncertain, and while we may experience additional operational expenses related to the costs of obtaining materials, we do not expect to be materially impacted in future periods.

Additionally, inflationary factors, such as increases in the cost of our materials and supplies, interest rates and overhead costs may adversely affect our business and operating results. Inflation and relatively high interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, international tariffs, consequences associated with global health crises and ongoing international wars and conflicts, which have contributed to increased shipping and fuel costs, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Voluntary Recall

On January 26, 2026, Asteria Health initiated a voluntary recall of specific lots of hormone pellets shipped by Asteria Health between May 20, 2025 and January 20, 2026 due to the potential presence of metal particulate matter (the “January 2026 Voluntary Recall”). Since the initiation of the January 2026 Voluntary Recall, all reasonable efforts have been made to remove such lots from the market in accordance with the recall strategy and the recall is being conducted with the knowledge of the FDA. In the fourth quarter of 2025, we recorded an inventory impairment charge of $1.3 million related to the January 2026 Voluntary Recall. Biote withdrew specific lots of hormone pellets from the market during the nine months ended September 30, 2026. We have worked with our supply network and increased inventory levels to ensure continuity of care throughout our clinic network. Additionally, we added a second manufacturing shift at Asteria Health during the second quarter of 2026 to replenish our hormone pellet inventory and to relieve the supply constraints we experienced in the first half of 2026. As of September 30, 2026, manufacturing of hormone pellets at Asteria Health was approaching pre-recall production levels. As a result of the January 2026 Voluntary Recall, we estimate our revenue growth from pellet procedures for the nine months ended September 30, 2026 was negatively impacted by approximately $5.0 million. Additionally, during the three and nine months ended September 30, 2026 we incurred approximately $0.2 million and $2.4 million, respectively, in recall-related costs and we expect to incur additional costs in future periods associated with this recall. See Part I, Item 1A, “Risk Factors—If a compounded drug formulation provided through an outsourcing facility or a compounding pharmacy leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities and reputational harm” in our 2025 Form 10-K for more information.

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
•
global and regional economic cycles.

Product Revenue

Product revenue includes both bioidentical hormone pellets, in connection with the service described above, and the related inventory and practice management services provided to clinics. Product revenue is recognized when the Biote-partnered clinic obtains ownership of the bioidentical hormone pellet, which we determined to be the point in time in which the bioidentical hormone pellets are dispensed by a Biote-certified practitioner. The consideration allocated to this performance obligation is a procedure-based service fee which we refer to as procedure revenue. Our product revenue also includes revenue earned from sales of pellet insertion kits and Biote-branded dietary supplements. Revenue from the sale of pellet insertion kits and Biote-branded dietary supplements is recognized when the clinic or clinic’s patient (supplements only) obtains control of the product, which generally occurs at the time of shipment from our third-party distribution facility or supplier. Any shipping or handling fees paid by clinics are also recorded within product revenue.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of software licensing and maintenance, the cost of our sales force and the employees who engage in corporate functions, such as executive management, finance and accounting, human resources, information technology, legal, and marketing. Also included are rent occupancy costs, office expenses, recruiting expenses, marketing and advertising costs, entertainment allocations, depreciation and amortization, transaction-related expenses, insurance premiums, professional service fees, research and development, costs related to regulatory and legal matters and other general overhead costs.

Interest Expense, Net

Interest expense, net consists primarily of cash and non-cash interest under our Term Loan, commitment fees for the unused portion of our Revolving Loans, accreted non-cash interest related to our share repurchase liability, net of interest income earned on our money market account.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of the remaining unamortized portion of the debt issuance costs related to the Original Truist Credit Agreement written off upon executing the Existing Credit Agreement with Truist Bank. See Note 9 “Long-Term Debt” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

Results of Operations

The table and discussion below present our results for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025
Revenue:
Product revenue	$42,569	$46,953
Service revenue	765	1,003
Total revenue	43,334	47,956
Cost of revenue
Cost of products	13,058	12,795
Cost of services	945	743
Cost of revenue	14,003	13,538
Selling, general and administrative	26,844	26,151
Income from operations	2,487	8,267
Other income (expense), net:
Interest expense, net	(2,118)	(2,733)
Gain from change in fair value of earnout liabilities	1,000	2,920
Other income (expense), net	(4)	(3)
Total other income (expense), net	(1,122)	184
Income before provision for income taxes	1,365	8,451
Income tax (benefit) expense	796	(765)
Net income	$569	$9,216

Revenue

Revenue for the three months ended September 30, 2026 decreased $4.6 million to $43.3 million, or 9.6%, compared to the three months ended September 30, 2025. Revenue from pellet procedures decreased $5.1 million during the three months ended September 30, 2026, as a result of lower procedure volumes at established Biote-certified clinics, slower growth of newer Biote-certified clinics and elevated clinic attrition, compared to the three months ended September 30, 2025. Service revenue for the three months ended September 30, 2026 decreased $0.2 million compared to the three months ended September 30, 2025, primarily due to a decline in training revenue. These decreases in revenue for the three months ended September 30, 2026 were partially offset by a $0.8 million improvement in revenue from Biote-branded dietary supplements compared to the three months ended September 30, 2025 due to increased demand from customers purchasing these products through our e-commerce platforms during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Cost of revenue

Cost of revenue for the three months ended September 30, 2026 increased $0.5 million, to $14.0 million, or 3.4%, compared to the three months ended September 30, 2025. Cost of pellet procedures increased 3.7% while revenue from pellet procedures decreased 15.1%. The increase in the cost of pellet procedures reflects a shift in the sourcing of bioidentical hormone pellets from Asteria Health to other third-party outsourcing facilities due to inventory constraints caused by the January 2026 Voluntary Recall, compared to the three months ended September 30, 2025. Cost of Biote branded dietary supplements decreased $0.2 million for the three months ended September 30, 2026 despite the increase in Biote-branded dietary supplement revenue due to favorable pricing arrangements with our third-party suppliers, compared to the three months ended September 30, 2025. Although service revenue decreased, cost of services increased $0.2 million during the three months ended September 30, 2026 primarily due to an increase in costs associated with hosting advanced training sessions, which are offered to existing Biote-certified practitioners as part of their MSA, compared to the three months ended September 30, 2025.

Selling, General and Administrative

Selling, general and administrative expense for the three months ended September 30, 2026 increased $0.7 million to $26.8 million, or 2.6%, compared to the three months ended September 30, 2025. The increase for the three months ended September 30, 2026 was partially due to a $0.6 million increase in employee-related expenses, which was attributed to an increase in headcount within our commercial organization, compared to the three months ended September 30, 2025. Consulting service fees increased $0.6 million compared to the three months ended September 30, 2025, partially due to an increase in our SOX 404 readiness activities and material weakness remediation efforts and other contract labor-related expenses incurred to support our finance, information technology and human resource organizations. Marketing expenses increased $0.5 million due to increased activity on our e-commerce platforms and other strategic marketing activities, compared to the three months ended September 30, 2025. Additionally, for the three months ended September 30, 2026, rent occupancy expenses increased $0.3 million, which was attributed to the addition of our Florida facility, compared to the three months ended September 30, 2025. These increases in expense were partially offset by a $1.2 million decrease in expenses related to our annual marketing event that occurred during three months ended September 30, 2025 and did not reoccur during the three months ended September 30, 2026.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2026 decreased $0.6 million to $2.1 million compared to the three months ended September 30, 2025, primarily due to a $0.7 million decline in accreted interest related to our share repurchase liability that was incurred during the three months ended September 30, 2025 that did not reoccur during the three months ended September 30, 2026. Additionally, interest income earned on our money market account declined as a result of lower cash balances during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Gain from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 36.0% decrease in the closing price of our Class A common stock during the three months ended September 30, 2026. In addition to the changes in the closing price of our Class A common stock, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, revenue volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated gain or loss recorded for the periods presented.

Other Expense

The change in other expense for the three months ended September 30, 2026, compared with the three months ended September 30, 2025, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 increased $1.6 million, compared to the three months ended September 30, 2025. This increase in expense was primarily driven by a decrease in our forecasted profit before tax, resulting in a tax benefit for the three months ended September 30, 2025, compared to the three months ended September 30, 2026.

The table and discussion below present our results for the

	Nine Months Ended September 30,
(in thousands)	2026	2025
Revenue:
Product revenue	$129,845	$141,635
Service revenue	2,656	4,176
Total revenue	132,501	145,811
Cost of revenue
Cost of products	40,104	37,260
Cost of services	3,195	2,763
Cost of revenue	43,299	40,023
Selling, general and administrative	87,057	77,066
Income from operations	2,145	28,722
Other income (expense), net:
Interest expense, net	(6,273)	(8,490)
Loss on extinguishment of debt	(648)	—
Gain from change in fair value of earnout liabilities	2,362	11,776
Other income (expense), net	(15)	(27)
Total other income (expense), net	(4,574)	3,259
Income (loss) before provision for income taxes	(2,429)	31,981
Income tax expense	1,754	3,001
Net income (loss)	$(4,183)	$28,980

Revenue

Revenue for the nine months ended September 30, 2026 decreased $13.3 million to $132.5 million, or 9.1%, compared to the nine months ended September 30, 2025. Revenue from pellet procedures decreased $14.8 million during the nine months ended September 30, 2026, as a result of lower procedure volumes at established Biote-certified clinics, slower growth of newer Biote-certified clinics and elevated clinic attrition, driven by a temporary contraction of bioidentical hormone pellet inventory availability and a brief shift in focus of our commercial sales organization to support practitioners during the January 2026 Voluntary Recall, compared to the nine months ended September 30, 2025. Further, we estimated that the January 2026 Voluntary Recall negatively impacted revenue growth from pellet procedures by approximately $5.0 million during the nine months ended September 30, 2026. Service revenue for the nine months ended September 30, 2026 decreased $1.5 million compared to the nine months ended September 30, 2025, primarily due to a decline in technology fees earned from physician orders placed through our BioteRx platform and a decline in training revenue. These decreases in revenue for the nine months ended September 30, 2026 were partially offset by a $3.2 million improvement in revenue from Biote-branded dietary supplements compared to the nine months ended September 30, 2025 due to increased demand from customers purchasing these products through our e-commerce platforms for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2026 increased $3.3 million, to $43.3 million, or 8.2%, compared to the nine months ended September 30, 2025. Cost of pellet procedures increased 6.5 % while revenue from pellet procedures decreased 14.0%. The increase in the cost of pellet procedures reflects a shift in the sourcing of bioidentical hormone pellets from Asteria Health to other third-party outsourcing facilities due to inventory constraints caused by the January 2026 Voluntary Recall, compared to the nine months ended September 30, 2025. Cost of Biote branded dietary supplements increased $0.3 million for the nine months ended September 30, 2026 primarily as a result of the increase in Biote-branded dietary supplement revenue, compared to the nine months ended September 30, 2025. Although service revenue decreased, cost of services increased $0.4 million during the nine months ended September 30, 2026 primarily due to an increase in costs associated with hosting advanced training sessions, which are offered to existing Biote-certified practitioners as part of their MSA, compared to the nine months ended September 30, 2025.

Selling, General and Administrative

Selling, general and administrative expense for the nine months ended September 30, 2026 increased $10.0 million to $87.1 million, or 13.0%, compared to the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was primarily due to a $5.6 million increase in expenses incurred to settle various legal matters and a $4.7 million increase in legal expenses related to claims asserted in normal course of business compared to the nine months ended September 30, 2025. Employee-related expenses increased $1.8 million, which was attributed to an increase in headcount within our commercial organization, compared to the nine months ended September 30, 2025. Additionally, Consulting service fees increased $1.0 million, compared to the nine months ended September 30, 2025, partially due to an increase in other contract labor-related expenses incurred to support our finance, information technology and human resource organizations and an increase in our SOX 404 readiness activities and material weakness remediation efforts. These increases in expense were partially offset by a $2.6 million decrease in our bad debt expense, which was driven by lower revenue and the timing of collections on accounts receivable at the end of the quarter, and a $1.6 million decrease in expenses related to our annual marketing event that occurred during three months ended September 30, 2025 and did not reoccur during the three months ended September 30, 2026.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2026 decreased $2.2 million to $6.3 million to compared to the nine months ended September 30, 2025, primarily due to a $2.7 million decline in accreted interest related to our share repurchase liability that was incurred during the nine months ended September 30, 2025 that did not reoccur during the nine months ended September 30, 2026. Additionally, interest income earned on our money market account declined as a result of lower cash balances during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Loss on Extinguishment of Debt

Loss on extinguishment of debt nine months ended September 30, 2026 increased $0.6 million due to the write-off of the remaining unamortized portion of debt issuance costs related to the Credit Agreement upon executing the Existing Credit Agreement with Truist Bank.

Gain from Change in Fair Value of Earnout Liabilities

The change in fair value of the earnout liabilities was primarily due to a 53.5% decrease in the closing price of our Class A common stock during the nine months ended September 30, 2026. In addition to the changes in the closing price of our Class A common stock, other assumptions used to calculate the fair value of the earnout liability, such as stock price volatility, revenue volatility, estimated timing of satisfying the Triggering Events and the risk-free rate varied from period to period, each of which impacted the fair value of the earnout liability and the associated gain or loss recorded for the periods presented.

Other Expense

The change in other expense for the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025, primarily resulted from foreign currency fluctuations during the period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2026 decreased $1.2 million, compared to the nine months ended September 30, 2025. This decrease in expense was primarily driven by a lower year to date and forecasted profit before tax, excluding certain non-includable items.

Non-GAAP Measures

Adjusted EBITDA is a non-GAAP performance measure that provides supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations when considered alongside net income (loss), the most directly comparable U.S. GAAP measure.

We use Adjusted EBITDA as alternative measures to evaluate our operational performance. We calculate Adjusted EBITDA by excluding from net income (loss): interest expense; income taxes; depreciation and amortization expenses; share-based compensation expense; litigation expenses; legal settlements and related expenses; restructuring-related expenses; certain other expenses; merger and acquisition related expenses; loss on extinguishment of debt; and fair value adjustments to certain equity instruments classified as liabilities. We present Adjusted EBITDA because it is a key measure used by our management to evaluate our operating performance, generate future operating plans and determine payments under compensation programs. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of these limitations are as follows:

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$569	$9,216	$(4,183)	$28,980
Interest expense, net(1)	2,118	2,733	6,273	8,490
Income tax (benefit) expense	796	(765)	1,754	3,001
Depreciation and amortization(2)	1,028	952	2,971	2,719
Share-based compensation expense(3)	1,342	2,410	5,070	6,723
Litigation expenses-former owner(4)	—	68	2	300
Litigation-other(5)	32	323	817	1,215
Legal settlement and related expenses(6)	10	—	5,600	(226)
Restructuring-related expenses(7)	—	31	—	586
Other expenses(8)	181	833	2,625	1,685
Merger and acquisition expenses(9)	—	—	147	110
Loss on extinguishment of debt(10)	—	—	648	—
Gain from change in fair value of earnout liabilities	(1,000)	(2,920)	(2,362)	(11,776)
Adjusted EBITDA	$5,076	$12,881	$19,362	$41,807

(1)
Represents cash and non-cash interest on our debt obligations, commitment fees on the unused portion of our Revolving Loans, net of interest income earned on our money market account. For the three and nine months ended September 30, 2025, interest expense, net included $0.7 million and $2.7 million of accreted interest related to the share repurchase liability. There was no accreted interest for the three and nine months ended September 30, 2026.
(2)
Represents depreciation expense on property and equipment, amortization expense on capitalized software and amortization expense on purchased intangible assets. Depreciation expense of $0.2 million for each of the three months ended September 30, 2026 and 2025, respectively, and $0.7 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively, was included in cost of products.
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
(7)
Represents restructuring costs incurred during the three and nine months ended September 30, 2025 related to a workforce reduction primarily within our commercial organization. No such restructuring costs were incurred during the three and nine months ended September 30, 2026.
(8)
Represents $0.2 million and $2.4 million incurred during the three and nine months ended September 30, 2026, respectively, related to the January 2026 Voluntary Recall and primarily consisted of a $0.3 million and $1.8 million, respectively, impact to cost of revenue. The impact on selling, general and administrative expenses was not material for the three months ended September 30, 2026 and was $0.6 million for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, this represents executive severance costs of $0.7 million and $1.2 million, respectively, strategic consulting and legal expenses related to the CEO transition of $0.1 million and $0.4 million, respectively, and realized foreign currency losses of less than $0.01 million and $0.01 million, respectively.
(9)
Represents legal fees totaling $0.1 million incurred during the nine months ended September 30, 2026 related to strategic opportunities to expand the business. For the nine months ended September 30, 2025 this amount represents legal fees and professional fees totaling $0.1 million incurred to finalize the purchase price allocation of Asteria Health and for other strategic opportunities to expand the business. No merger and acquisition-related expenses were incurred during each of the three months ended September 30, 2026 and 2025.
(10)
Represents the remaining unamortized portion of the debt issuance costs related to the Original Truist Credit Agreement written off upon executing the Existing Credit Agreement with Truist Bank.

Liquidity and Capital Resources

Our liquidity is derived primarily from available cash and cash equivalents, cash generated from operations, capacity under our Revolving Loans and, when necessary, debt and equity financing activities. We believe that for at least the next 12 months, our current cash position, coupled with anticipated cash generated from operations and the capacity under our revolving loans, is sufficient to fund our operations and our debt service obligations. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $8.9 million and $24.1 million, respectively. Additionally, as of September 30, 2026, we had $50.0 million of Revolving Loans available under our Existing Credit Agreement and as of December 31, 2025, we had $45.0 million available under our then-existing $50.0 million senior secured revolving credit facility.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$6,412	$27,625
Net cash used in investing activities	$(6,821)	$(4,500)
Net cash used in financing activities	$(14,863)	$(34,424)

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

Net cash provided by operating activities for the nine months ended September 30, 2026 decreased $21.2 million to $6.4 million compared to cash provided by operating activities of $27.6 million for the nine months ended September 30, 2025. Net loss for the nine months ended September 30, 2026 was $4.2 million compared to net income of $29.0 for the nine months ended September 30, 2025, decreasing cash provided by operating activities by $33.2 million. Our cash flow from working capital for the nine months ended September 30, 2026, improved primarily as a result of a $6.0 million increase in cash provided by accrued liabilities, a $4.3 million increase in cash provided by inventory and a $2.5 million increase in cash provided by accounts receivable compared to the nine months ended September 30, 2025. The change in accrued liabilities was primarily driven by a $6.2 million increase in accrued legal settlements, partially offset by a $1.3 million combined decrease in our annual bonus and sales commission accruals compared to the nine months ended September 30, 2025. The improvement in cash flow attributed to inventories was related to an increase in production at our 503B compounding facility which converted $1.1 million of pellets in process inventory into finished pellets compared to the nine months ended September 30, 2025. Further, during the nine months ended September 30, 2025, we purchased approximately $3.5 million of raw material inventory related to our Biote-branded dietary supplements that did not reoccur during the nine months ended September 30, 2026. Additionally, our Biote-branded dietary supplement inventory decreased during the nine months ended September 30, 2026 due to strong sales through our e-commerce channels, and contributed $2.4 million in cash flow compared to the nine months ended September 30, 2025. The increase in cash flow provided by accounts receivable was the result of our on-going collection efforts coupled with the decrease in revenue during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. These improvements in cash flow were partially offset by a $2.9 million increase in advance payments to our suppliers on future inventory purchases.

Investing Activities

Net cash used in investing activities increased $2.3 million to $6.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026 our net investments in leasehold improvements and other fixed assets for our 503B compounding facility increased compared to the nine months ended September 30, 2025 and used $1.6 million in cash over the prior year period. Additionally, investments in our internally developed software increased $0.8 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 driven by our continued commitment to developing software and other tools that are easy to use and implement under the Biote Method.

Financing Activities

Net cash used in financing activities decreased $19.6 million to $14.9 million for the nine months ended September 30, 2026, compared to $34.4 million for the nine months ended September 30, 2025. The decrease in our cash flow used in financing activities was primary driven by the refinancing of our Term Loan, which provided $125.0 million of proceeds and $12.5 million of borrowings under the $50.0 million senior secured revolving credit facility. The proceeds from the refinancing were used to repay and retire the Term Loan and repay the then outstanding amount on the senior secured revolving credit facility and fund debt issuance costs of $3.4 million. Cash flow used in financing activities also decreased $6.6 million due to a decrease in the cash payment required under our repurchase liabilities compared to the nine months ended September 30, 2025. As of September 30, 2026, we had fully repaid all obligations associated with the share repurchase liabilities. These decreases were partially offset by $3.9 million increase in cash used to repurchase 3,784,063 shares of our Class A common stock at an average price of $1.91 per share during the nine months ended September 30, 2026.

First Amendment to Existing Credit Agreement

On November 4, 2026, we executed a first amendment (the “First Amendment”) to the Existing Credit Agreement and waiver (as amended by the First Amendment, the “Credit Agreement”), which, among other things, (i) waived our noncompliance with our financial covenants for the fiscal period ended on September 30, 2026, (ii) relaxed the requirements under the existing fixed charge coverage ratio covenant and the total net leverage ratio covenant for the duration of the period commencing on July 1, 2026 and ending (subject to achieving certain compliance milestones) on January 1, 2028 (the “Covenant Change Period”), (iii) introduced two new financial covenants, including (A) a minimum liquidity covenant and (B) a minimum consolidated EBITDA covenant, (iv) increased the interest rate applicable to the loans by introducing an additional Level 3 accruing at SOFR plus 3.25% per annum for each fiscal quarter after the most recently reported total net leverage ratio exceeded 3.75:1.00, (v) reduced the available Revolving Loans from $50.0 million to $35.0 million, and (vi) established maximum capital expenditure limits for the duration of the Covenant Change Period. See Note 21 “Subsequent Events” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

In addition to the financial covenants, we are required to deliver financial statements and other information and are prohibited from making certain restricted payments (as defined in the First Amendment) during the fiscal year in progress.

The Credit Agreement is secured by substantially all of our assets and is subject to, among other provisions, customary covenants regarding indebtedness, liens, negative pledges, restricted payments, certain prepayments of indebtedness, investments, fundamental changes, disposition of assets, sale and lease-back transactions, transactions with affiliates, amendments of or waivers with respect to restricted debt and permitted activities of the Company, in each case, subject to heightened restrictions for the duration of the Covenant Change Period.

We are exploring various means of enhancing our liquidity position and ensuring compliance with our debt covenants by increasing sales productivity, strengthening efficiencies gained through our vertically integrated structure, closely monitoring expenses and, if necessary, reducing selling, general and administrative expenses.

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

See Note 2, Significant Accounting Policies, to the audited consolidated financial statements included in our 2025 Form 10-K for more information about our significant accounting policies, including our critical accounting policies. The critical accounting estimates that reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements are described in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K. During the three and nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our 2025 Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

For a description of recent accounting pronouncements, see “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncements Not Yet Adopted” in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Emerging Growth Company and Smaller Reporting Company Status

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

We are also a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 based upon the COSO framework. Based upon the evaluation under these criteria, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level based on the prior material weakness that existed in our internal control over financial reporting as described below. Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Efforts to Address Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

In the course of preparing financial statements for the fiscal years ended December 31, 2020 and 2019, we identified a material weakness in the aggregate in our internal control over financial reporting. Specifically, we determined that we did not maintain an effective control environment as we did not maintain a sufficient complement of qualified technical accounting and financial reporting personnel to perform control activities, including those involving complex and/or non-routine transactions particularly related to revenue recognition, financial instruments, and equity. Additionally, we determined that we did not maintain appropriate control and monitoring activities as we identified control issues related to information technology general controls in connection with change management, user access controls, segregation of duties as it relates to user access controls and a lack of segregation of duties within our information technology environment. This resulted in incorrect accounting entries that were identified and corrected through the audit of our fiscal years ended December 31, 2020 and 2019. In addition, this material weakness resulted in errors in the financial statements and related disclosures in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022. This material weakness has not been remediated as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Resolved Legal Matters

During the nine months ended September 30, 2026, the Company actively sought to resolve legal matters to reduce risk and avoid the ongoing expense of litigation. In addition to the claims listed above, as of September 30, 2026, the Company had either resolved or reached an agreement on the material terms of settlement related to various legal matters. The Company recorded a charge of $5.1 million related to these settlements, which was included in selling, general and administrative expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2026. The Company paid $0.8 million of the amounts due under these settlement agreements during the three months ended September 30, 2026. The remaining $4.3 million of amounts due under these settlement agreements was reflected accrued liabilities on our September 30, 2026 unaudited condensed consolidated balance sheet and were paid in full in October 2026.

Item 1A. Risk Factors.

Except for the risk factor discussed below, there have been no material changes from the risk factors discussed in Part I, Item 1A “Risk Factors” of our 2025 Form 10-K. Risks and uncertainties identified in our forward-looking statements contained in this Quarterly Report together with those previously disclosed in our 2025 Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report as well as Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.

Our credit agreement with Truist Bank contains affirmative, negative and financial covenants that may limit our flexibility in operating our businesses.

On May 8, 2026, we entered into an amended and restated credit agreement with Truist Bank (the “Existing Credit Agreement” and as amended by that certain first amendment (the “First Amendment”) to the Existing Credit Agreement and waiver, the “Credit Agreement”), which provides for (i) a $35.0 million (after giving effect to the First Amendment) senior secured revolving credit facility and (ii) a $125.0 million senior secured term loan credit facility (the “Term Loan”). We used the proceeds from the Term Loan to refinance and replace our then-existing credit agreement, repay the then-outstanding amount under the $50 million senior secured revolving credit facility and for general corporate purposes. On November 4, 2026, the Company executed the First Amendment which, among other things, waived our noncompliance with our financial covenants for the period ended September 30, 2026. See Note 21 “Subsequent Events” to in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

During the three months ended September 30, 2026, we repurchased 621,498 shares of our Class A common stock for a total of $1.4 million, at an average purchase price per share of $2.19 per share. As of September 30, 2026, approximately $3.8 million remained available for additional share repurchases. The following table summarizes the repurchases of our Class A common stock for the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2026 - July 31, 2026	509,066	2.21	509,066	$4,053,595
August 1, 2026 - August 31, 2026	112,432	2.14	112,432	$3,819,405
September 1, 2026 - September 30, 2026	—	—	—	$3,819,405
Total	621,498	$2.19	621,498

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

First Amendment to Credit Agreement

On November 4, 2026, we executed a first amendment (the “First Amendment”) to the amended and restated credit agreement with Truist Bank. For additional information, see Note 21. “Subsequent Events” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The description of the First Amendment is a summary only and is qualified in its entirety by reference to the terms and conditions of the First Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Trading Arrangements.

During the three and nine months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
10.1*+

First Amendment to Amended and Restated Credit Agreement and Waiver, dated as of November 4, 2026, by and among BioTE Medical, LLC, BioTE Holdings, LLC, the guarantors identified therein, the lenders party therein and Truist Bank as Administrative Agent.

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

BIOTE CORP.

Date: November 9, 2026	By:	/s/ Robert C. Peterson
Name: Robert C. Peterson
Title: Interim Chief Executive Officer, Chief Financial Officer and Chief Business Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)